Form 10-Q
period 2017-10-31
Soldino Group Corp
filed 2017-11-30
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-218733

Soldino Group Corp

(Exact name of registrant as specified in its charter)

Nevada	5130
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number
35-2583762
IRS Employer
Identification Number

Soldino Group Corp

Via Busco, 4, Spresiano, Treviso

31027 Italy

Tel. 3904221500163

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of October 31, 2017.

Soldino Group Corp

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2017 (Unaudited) and April 30, 2017 Interim Unaudited Statement of Operations for the three and six months ended October 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended October 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Soldino Group Corp (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

SOLDINO GROUP CORP

BALANCE SHEET

OCTOBER 31, 2017 AND APRIL 30, 2017

ASSETS
Current Assets	October 31, 2017 (Unaudited)	April 30, 2017
Cash and cash equivalents	$13,443	205
Prepaid expenses	21,616	870
Inventory	12,360	4,489
Total Current Assets	47,419	5,564

Fixed Assets
Equipment, less accumulated depreciation $280 and $40	2,121	2,361
Leasehold improvements, less accumulated depreciation $1,378 and $0	15,160	-
Total Fixed Assets	17,281	2,361

Total Assets	$64,700	7,925

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Customer Deposits	$-	6,000
Related Party Loans	5,600	5,600
Total Current Liabilities	5,600	11,600

Total Liabilities	5,600	11,600
Commitments and Contingencies		-
Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 3,500,000 shares issued and outstanding respectively	5,871	3,500
Additional paid in capital	45,054	-
Accumulated income/deficit	8,175	(7,175)
Total Stockholder’s Equity (Deficit)	59,100	(3,675)

Total Liabilities and Stockholder’s Equity (Deficit)	$64,700	7,925

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 2017

	Three months ended October 31, 2017 (Unaudited)	Six months ended October 31, 2017 (Unaudited)

Revenues	48,330	66,730
Cost of goods	28,400	31,300
GROSS PROFIT	19,930	35,430

OPERATING EXPENSES
General and Administrative Expenses	$14,150	20,080
TOTAL OPERATING EXPENSES	(14,150)	(20,080)

NET INCOME FROM OPERATIONS	5,780	15,350

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$5,780	15,350

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,136,508	3,818,254

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES	Six months ended October 31, 2017 (Unaudited)
Net income for the period	$15,350
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(20,746)
Increase in Inventory	(7,871)
Decrease in Customer deposits	(6,000)
Depreciation	1,618
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold improvements	(16,538)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(16,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	47,425
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,425

NET INCREASE IN CASH	13,238

Cash, beginning of period	205

Cash, end of period	$13,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Soldino Group Corp.  (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada United States of America. The Company is based in Italy and produces logo design and application services for work apparel. The Company orders basic work wear sets from its supplier in China and applies a logo on these items with sewing equipment. The logo can be also applied to towels and related items, as per the clients’ request. The service of sewing work wear, such as cooks’ hats and aprons are also available to our future clients.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company only had $66,730 revenues for the six months ended October 31, 2017.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is April 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $13,443 of cash as of October 31, 2017.

Prepaid Expenses

Prepaid Expenses consist of $8,690 in prepaid rent and $12,926 in prepaid raw materials and office equipment as of October 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $12,360 inventory as of October 31, 2017.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of October 31, 2017.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended October 31, 2017, the Company has generated $66,730 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2017 were no differences between our comprehensive loss and net loss.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements.

The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of October 31, 2017 our sole director has loaned to the Company $5,600. This loan is unsecured, non-interest bearing and due on demand. Under the Loan agreement President has agreed to loan the Company needed funds, in the amount up to $65,000.

The balance due to the director was $5,600 as of October 31, 2017.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 21, 2017 the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

In September 2017 the Company issued 497,500 shares of common stock for cash proceeds of $9,950 at $0.02 per share.

In October 2017 the Company issued 1,873,750 shares of common stock for cash proceeds of $37,475 at $0.02 per share.

There were 5,871,250 shares of common stock issued and outstanding as of October 31, 2017.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $3,480 in fiscal year 2018 and fiscal year 2019. On September 28, 2017 the Company has entered into additional rental agreement for a $590 monthly fee, starting on November 1, 2017.

Note 7 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of October 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 to the date these financial statements were issued, November __, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Soldino Group Corp was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We have generated a total amount of revenues of $66,730. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We have recently started our operations. As of today, we have developed our business plan, and executed a Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd., February 1, 2017. We maintain our statutory registered agent's office at 701 S. Carson St., Suite 200 Carson City, Nevada 89701. Our address is 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

We plan to market and distribute an assortment of work wear sew some parts of work wear cloth as well. Our products will be offered at prices marked-up from 15% to 20% of our cost. Our customers might be asked to pay us in advance. We do not intend to offer any credit terms relating to order payments. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before fulfilling the order to have the check/money order cleared. Customers will be responsible to cover the shipping costs. Customers will be responsible for the delivery, custom duties, taxes, insurance or any other additional charges that might incur.

Product

•        Work wear

We are purchasing our work wear from our vendor Miliu Wear Garment Co., Ltd. The list of goods below can be expanded. Soldino plans to find additional vendor for supplying the work wear for us.

In our list of offered products are the following items:

Restaurant Uniforms

Restaurant aprons, chef coats, chef uniforms for women, chef pants, cook shirts, chef hats, cook kitchen & chef accessories, dickies chef pants, neckerchiefs, polo shirts, table linens, bar and restaurant towels.

Work wear

Coveralls and overalls, work pants, painter uniforms, industrial work shirts, industrial, work pants/shorts, polo work shirts, safety work wear, work jackets, caps & hats, t-shirts, outerwear.

Formal Wear

Bow ties, cummerbunds, designer and formal vests, dress pants, dress shirts and blouses, neckties, serving gloves, suit coats and blazers, suit pants and skirts, tuxedo jackets & banquet coats, tuxedo pants, tuxedo shirts.

Hospitality / Maid Uniforms

Aprons, housekeeping dresses & tunics, service shirts, service pants, polo shirts.

•        Sewing and customized embroidering

Soldino Group Corp will also sew some parts of work wear per customer request. We are offering our customers aprons and chef hats to sew personally. The embroidery service is also available for our clients. We can make a special logo on each of our work wear. Managements believe that for hotels and restaurants such service may be very useful, as they will market their brand on every item inside their companies.

Sales and Marketing

We intend to enter into agreements with numerous work wear distributors and the distributors will markets and sell the products to its retail clients. We also plan to contact hotels, restaurants, and construction companies who can order our work wear.

As of today, we have identified three customers to purchase our products. We are newly created company which has just entered the market for selling workwear. On the current stage of our operations our main purpose is to get known among potential customers and profitably sell our workwear. We have decided that the best instrument to do this is though out word of mouth marketing, which means to receive the best possible feedback from our existing customers, who we hope will recommend us to others.

Based on our current position the decision was made to maintain good quality of the products and reasonable prices for our initial customers. The management believes that this instrument will be very powerful and has great impact on our future sales, customers attractability and positive feedbacks. We believe that above mentioned summary of information will work towards our company future successes.

Initially, our sole officer and director, Aurora Fiorin will market our products. If we sell at least 75% shares in this offering, we intend to hire one salesperson with good knowledge and connections in the work wear distribution and construction industry to introduce our product. The salesperson’s job would be to find new potential purchasers, and to set up agreements with them to buy our work wear.

We intend to focus on direct marketing efforts whereby our representative will directly contact:

•        Distributors that are responsible for marketing and selling work wear;

•        Construction companies;

•        Retail outlets such as home restoration stores.

Competition

The level of competition in work wear distribution business is extremely high. Many of our established competitors have developed a brand following which would make our potential customers prefer their work wear to ours. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to enter the market. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of work wear, which would leave us at a disadvantage. The principal competitive factors in our industry are pricing and quality of goods. We will be in a market where we compete with many domestic and international companies offering similar products. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar product than us, which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Sales Distribution Agreement and equipment purchase agreement with our suppliers

We have recently started our operation. As of today, we have developed our business plan, and Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd., dated February 1, 2017.

This Sales Distribution Agreement (the "Agreement") is made by and between Soldino Group Corp, a Nevada Corporation ("Distributor") to market and distribute the work wear ("Products"), and Miliu Wear Garment Co., Ltd. company ("Supplier"), collectively the "Parties".

The Seller will sell, transfer and deliver the Goods to the Buyer. The Buyer will pay to the Seller the sum in USD currency, which will be specified in the invoice to each order of the Goods by the Buyer, paid by wire transfer. The Buyer has the right to pay owned amount to the Seller in parts.  The Buyer will make payment by wire transfer for the Goods at the time when the Goods are received by the Buyer. This Agreement may be extended by mutual written consent of the parties.

The equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd. is made for the terms of one year with an option of expansion and without minimal purchase limit. We have purchased following equipment from this vendor:

BONMAC 600-01CB cover stitch interlock sewing machine

Garment ironing machine XTT-A

Industrial Overlock Sewing Machine Price KS-752-13/DD

EM-1010 Home Embroidery Machine

LED lamp

Table and chair, set

Raw materials were also purchased from this vendor. In our list of raw materials following items are included: sewing thread, different color of cotton textile and lining fabric.

Marketing

Our marketing campaign consists of several stages. First of all we will start out from direct marketing, such as offering our product at fairs and exhibitions, which will provide up-close demonstration of the high-quality and affordability of our work wear goods. We will also set up direct meeting with clients, which we believe will help us to develop customers database. Launch of our e-commerce ready web site, banners on popular websites and advertisements in social networks will be the second step of our campaign. In addition, we will send our advertisements to restaurants, hotels and related companies, small manufacturers of clothing, which can raise customer awareness and attract new partners. We are ready to offer a reasonable discount for long-term cooperation. In our future perspective is to contact marketing agency to help us market our products.

We believe this marketing campaign will attract many customers and will help us develop a strong reputation of quality, diligent and inexpensive work wear products. Hopefully, our clients will readily recommend us to others.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Aurora Fiorin.

Offices

Our business office is located at 4 Via Busco, Spresiano 31027 Italy. We have leased this office space for two years with monthly fees of $290. Our lease agreement is filed as Exhibit 10.2 to this registration statement. Our telephone number is 3904221500163.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of work wear and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and capital resources

As at October 31, 2017, our total assets were $64,700. Total assets were comprised of $47,419 in current assets and $17,281 in fixed assets.

As at October 31, 2017, our current liabilities were $5,600 and Stockholders’ equity was $59,100.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2017 net cash flows used in operating activities was $17,649.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended October 31, 2017 we have generated $16,538 cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended October 31, 2017 net cash flows used in financing activities was $47,425.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to: have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting; comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and  disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Our cash balance is $13,443 as of October 31, 2017. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Aurora Fiorin, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of October 31, 2017, Ms. Fiorin advanced us $5,600. Ms. Fiorin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve months’ period, we require a minimum of $22,500 of funding from this offering. Being a development stage company, we have some operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing. Our business office is located at 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

As of today, we have identified three customers to purchase our products. We are newly created company which has just entered the market for selling workwear. On the current stage of our operations our main purpose is to get known among potential customers and profitably sell our workwear. We have decided that the best instrument to do this is though out word of mouth marketing, which means to receive the best possible feedback from our existing customers, who we hope will recommend us to others.

Based on our current position the decision was made to maintain good quality of the products and reasonable prices for our initial customers. The management believes that this instrument will be very powerful and has great impact on our future sales, customers attractability and positive feedbacks. We believe that above mentioned summary of information will work towards our company future successes.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $90,000 from this offering, it will last one year, but we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Italy on November 30, 2017.

Soldino Group Corp

By:	/s/	Aurora Fiorin
	Name:	Aurora Fiorin
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)