Form 10-Q/A
period 2017-10-31
Soldino Group Corp
filed 2017-12-18
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On  November 30, 2017, Soldino Group Corp. (sometimes referred to as the "Company") filed its  Quarterly Report on Form 10-Q  for the quarterly period ended October 31, 2017 (the "Original Form 10-Q") with the Securities and Exchange Commission (the "SEC").

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the quarterly period ended October 31 of 2017 (the “Original 10-Q”) of Soldino Group Corp. solely to correct some inadvertent errors in Date of fiscal year of report. The correct information for the cover page is the fiscal year: 04/30 and Q2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Soldino Group Corp

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

	Balance Sheets as of October 31, 2017 (Unaudited) and April 30, 2017 Interim Unaudited Statement of Operations for the three and six months ended October 31, 2017	5 6

	Interim Unaudited Statement of Cash Flows for the six months ended October 31, 2017	7

	Notes to the Interim Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

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

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 to the date these financial statements were issued, November 30, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Italy on December 18, 2017.

Soldino Group Corp

By:	/s/	Aurora Fiorin
	Name:	Aurora Fiorin
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)