Form 10-Q
period 2018-01-31
Soldino Group Corp
filed 2018-02-22
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of January 31, 2018.

Soldino Group Corp

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of January 31, 2018 (Unaudited) and April 30, 2017 Interim Unaudited Statement of Operations for the three and nine months ended January 31, 2018	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended January 31, 2018	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Soldino Group Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

SOLDINO GROUP CORP

BALANCE SHEET

JANUARY 31, 2018 AND APRIL 30, 2017

ASSETS
Current Assets	January 31, 2018 (Unaudited)	April 30, 2017
Cash and cash equivalents	$487	205
Prepaid expenses	8,080	870
Inventory	9,956	4,489
Total Current Assets	18,523	5,564

Fixed Assets
Equipment, less accumulated depreciation $838 and $40	14,699	2,361
Leasehold improvements, less accumulated depreciation $1,838 and $0	14,700	-
Office furniture, less accumulated depreciation $212 and $0	4,028	-
-Total Fixed Assets	33,427	2,361

Total Assets	$51,950	7,925

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Customer Deposits	$-	6,000
Related Party Loans	5,600	5,600
Total Current Liabilities	5,600	11,600

Total Liabilities	5,600	11,600
Commitments and Contingencies		-
Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 3,500,000 shares issued and outstanding respectively	5,871	3,500
Additional paid in capital	45,054	-
Accumulated income/deficit	(4,575)	(7,175)
Total Stockholder’s Equity (Deficit)	46,350	(3,675)

Total Liabilities and Stockholder’s Equity (Deficit)	$51,950	7,925

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 2018

	Three months ended January 31, 2018 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)

Revenues	5,750	72,480
Cost of goods	2,404	33,704
GROSS PROFIT	3,346	38,776

OPERATING EXPENSES
General and Administrative Expenses	$16,096	36,176
TOTAL OPERATING EXPENSES	(16,096)	(36,176)

NET INCOME (LOSS) FROM OPERATIONS	(20,452)	2,600

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(12,750)	2,600

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	4,502,586

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended January 31, 2018 (Unaudited)
Net income for the period	$2,600
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(7,210)
Increase in Inventory	(5,467)
Decrease in Customer deposits	(6,000)
Depreciation	2,848
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold improvements	(29,674)
Office furniture	(4,240)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(33,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	47,425
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,425

NET INCREASE IN CASH	282

Cash, beginning of period	205

Cash, end of period	$487

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had a $2,600 income for the nine months ended January 31, 2018 resulting in an accumulated deficit of $4,575.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $487 of cash as of January 31, 2018.

Prepaid Expenses

Prepaid Expenses consist of $8,080 in prepaid as of January 31, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $9,956 raw material inventory as of January 31, 2018.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of January 31, 2018.

Advertising and marketing

The Company had $16,252 in advertising expenses as of January 31, 2018.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

The carrying value of cash and the Company’s loan from shareholders approximates its fair value due to their short-term maturity.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended January 31, 2018, the Company has generated $72,480 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2018 were no differences between our comprehensive loss and net loss.

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

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of January 31, 2018 our sole director has loaned to the Company $5,600. This loan is unsecured, non-interest bearing and due on demand. Under the Loan agreement President has agreed to loan the Company needed funds, in the amount up to $65,000.

The balance due to the director was $5,600 as of January 31, 2018.

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

There were 5,871,250 shares of common stock issued and outstanding as of January 31, 2018.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $3,480 in fiscal year 2018 and fiscal year 2019. On September 28, 2017 the Company has entered into additional rental agreement for a $590 monthly fee, starting on November 1, 2017.

Note 7 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of January 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2018 to the date these financial statements were issued, February 22, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

General

Soldino Group Corp was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We have generated $72,480 of revenues. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We have recently started our operations. As of today, we have developed our business plan, and executed a Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd., February 1, 2017. We maintain our statutory registered agent's office at 701 S. Carson St., Suite 200 Carson City, Nevada 89701. Our address is 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

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

1.                Work wear

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

1.                Sewing and customized embroidering

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

We intend to focus on direct marketing efforts whereby our representative will directly contact:

1.                Distributors that are responsible for marketing and selling work wear;

2.                Construction companies;

3.                Retail outlets such as home restoration stores.

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

Sales Distribution Agreement and equipment purchase agreement with our suppliers

We have recently started our operation. As of today, we have developed our business plan, and Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd. dated February 1, 2017.

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

Offices

Our business office is located at 4 Via Busco, Spresiano 31027 Italy. We have leased this office space for two years with monthly fees of $290. Our telephone number is 3904221500163. On September 28, 2017 the Company has entered into additional rental agreement for a $590 monthly fee, starting on November 1, 2017.

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

Liquidity and capital resources

As at January 31, 2018, our total assets were $51,950. Total assets were comprised of $18,523 in current assets and $33,427 in fixed assets.

As at January 31, 2018, our current liabilities were $5,600 and Stockholders’ equity was $46,350.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2018 net cash flows used in operating activities was $13,229.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended January 31, 2018 we have generated $33,914 cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2018 net cash flows used in financing activities was $47,425.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to: have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting; comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); submit certain executive compensation matters to shareholders advisory votes, such as “say-on-pay” and “say-on-frequency;” and  disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Our cash balance is $487 as of January 31, 2018. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Aurora Fiorin, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of January 31, 2018, Ms. Fiorin advanced us $5,600. Ms. Fiorin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve months’ period, we require a minimum of $22,500 of funding from this offering. Being a development stage company, we have some operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing. Our business office is located at 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

As of today, we have identified three customers to purchase our products. We are newly created company which has just entered the market for selling work wear. On the current stage of our operations our main purpose is to get known among potential customers and profitably sell our work wear. We have decided that the best instrument to do this is though out word of mouth marketing, which means to receive the best possible feedback from our existing customers, who we hope will recommend us to others.

Based on our current position the decision was made to maintain good quality of the products and reasonable prices for our initial customers. The management believes that this instrument will be very powerful and has great impact on our future sales, customers’ attractability and positive feedbacks. We believe that above mentioned summary of information will work towards our company future successes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Italy on February 22, 2018.

Soldino Group Corp

By:	/s/	Aurora Fiorin
	Name:	Aurora Fiorin
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)