Form 10-K
period 2018-04-30
Soldino Group Corp
filed 2018-07-17
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company ☒	Smaller reporting company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of July 13, 2018.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Soldino Group Corp was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We have generated $83,880 of revenues. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We have recently started our operations. As of today, we have developed our business plan, and executed a Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd., February 1, 2017. We maintain our statutory registered agent's office at 701 S. Carson St., Suite 200 Carson City, Nevada 89701. Our address is 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

We plan to market and distribute an assortment of work wear and sew some parts of work wear clothing as well. Our products will be offered at prices marked-up from 15% to 20% of our cost. Our customers might be asked to pay us in advance. We do not intend to offer any credit terms relating to order payments. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before fulfilling the order to have the check/money order cleared. Customers will be responsible to cover the shipping costs. Customers will be responsible for the delivery, custom duties, taxes, insurance or any other additional charges that might incur.

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

2.

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

As of today, we have identified three customers to purchase our products. We are a newly created company which has just entered the market for selling workwear. On the current stage of our operations our main purpose is to get known among potential customers and profitably sell our workwear. We have decided that the best instrument to do this is though word of mouth marketing, which means to receive the best possible feedback from our existing customers, who we hope will recommend us to others.

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

Employees

We are a development stage company and currently have no employees, other than our officers Aurora Fiorin and Antonio Bini.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2018, no shares of our common stock have traded.

Number of Holders

As of April 30, 2018, the 5,871,250 issued and outstanding shares of common stock were held by a total of 42 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2018 and 2017.

Recent Sales of Unregistered Securities

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

There were 5,871,250 shares of common stock issued and outstanding as of April 30, 2018.

Purchase of our Equity Securities by Officers and Directors

On February 21, 2017, the Company offered and sold 3,500,000 restricted shares of common stock to our president and director, Aurora Fiorin, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations for the year ended April 30, 2018 and period from inception (January 25, 2017) to April 30, 2017:

Revenue and cost of goods sold

For the year ended April 30, 2018 and period from inception (January 25, 2017) to April 30, 2017 the Company generated total revenue of $83,880 and $0 from selling products to the customer. The cost of goods sold for the year ended April 30, 2018 and period from inception (January 25, 2017) to April 30, 2017 was $36,826 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended April 30, 2018 and period from inception (January 25, 2017) to April 30, 2017 were $48,649 and $7,175. The operating expenses for the year ended April 30, 2018 included advertising expense of $16,252; bank charges of $1,898; website expense of $1,501; depreciation expense of $5,215; audit fees of $11,250; professional fees of $1,842; rent expense of $6,730; outsourcing expense of $3,841; utilities of $120. The operating expenses for the period from inception (January 25, 2017) to April 30, 2017 included bank charges of $280; website expense of $485; depreciation of $40; legal fees of $1,500; audit fees of $4,000; rent expense of $870.

Net Loss

The net loss for the year ended April 30, 2018 and period from inception (January 25, 2017) to April 30, 2017 was $1,595 and $7,175 accordingly.

Liquidity and capital resources

As at April 30, 2018, our total assets were $47,755 ($7,925 as of April 30, 2017). Total assets were comprised of $16,694 in current assets ($5,564 as of April 30, 2017) and $31,061 in fixed assets ($2,361 as of April 30, 2017).

As at April 30, 2018, our current liabilities were $5,600 ($11,600 as of April 30, 2017) and Stockholders’ equity was $42,155 (deficit of $3,675 as of April 30, 2017).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended April 30, 2018 net cash flows used in operating activities was $9,295.

We have not generated positive cash flows from operating activities. For the period from inception (January 25, 2017) to April 30, 2017 net cash flows used in operating activities was $6,494.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended April 30, 2018 we have used $33,914 cash for investing activities.

For the period from inception (January 25, 2017) to April 30, 2017 we have used $2,401 cash for investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended April 30, 2018 net cash flows provided by financing activities was $47,425.

For the period from inception (January 25, 2017) to April 30, 2017 net cash flows provided by financing activities was $9,100.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Our cash balance is $4,421 as of April 30, 2018. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Aurora Fiorin, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of April 30, 2018, Ms. Fiorin advanced us $5,600. Ms. Fiorin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have some operating history. After twelve months we may need additional financing. We do not currently have any arrangements for additional financing. Our business office is located at 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

SOLDINO GROUP CORP

FINANCIAL STATEMENTS

APRIL 30, 2018 AND APRIL 30, 2017

Table of Contents

Page
Reports of Independent Registered Public Accounting Firm	11
Balance Sheets as of April 30, 2018 and April 30, 2017	13
Statements of Operations for the year ended April 30, 2018 and the period from inception (January 25, 2017) to April 30, 2017	14
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended April 30, 2018 and the period from inception (January 25, 2017) to April 30, 2017	15
Statements of Cash Flows for the year ended April 30, 2018 and the period from inception (January 25, 2017) to April 30, 2017	16
Notes to Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Soldino Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Soldino Group Corp. ("the Company") as of April 30, 2018, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company's auditor since 2018.

Spokane, Washington
July 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Soldino Group Corp.

I have audited the accompanying balance sheet of (the Company”) as of April 30, 2017, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the period from January 25, 2017 (inception) to April 30, 2017. The Company’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soldino Group Corp. as of April 30, 2017, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has no revenues from January 25, 2017 (inception) through April 30, 2017. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. My opinion is not modified with respect to this matter.

Denver, Colorado

May 31, 2017

aj@ajrobbins.com
3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209

(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

SOLDINO GROUP CORP.

BALANCE SHEETS

APRIL 30, 2018 AND APRIL 30, 2017

ASSETS
Current Assets	April 30, 2018	April 30, 2017
Cash and cash equivalents	$4,421	205
Prepaid expenses	5,440	870
Inventory	6,833	4,489
Total Current Assets	16,694	5,564

Fixed Assets
Equipment, less accumulated depreciation $1,615 and $40	13,922	2,361
Leasehold improvements, less accumulated depreciation $3,215 and $0	13,323	-
Office furniture, less accumulated depreciation $424 and $0	3,816	-
Total Fixed Assets	31,061	2,361

Total Assets	$47,755	7,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Customer Deposits	$-	6,000
Related Party Loans	5,600	5,600
Total Current Liabilities	5,600	11,600

Total Liabilities	5,600	11,600
Commitments and Contingencies	-	-
Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 3,500,000 shares issued and outstanding respectively	5,871	3,500
Additional paid in capital	45,054	-
Accumulated income/deficit	(8,770)	(7,175)
Total Stockholders’ Equity (Deficit)	42,155	(3,675)

Total Liabilities and Stockholders’ Equity (Deficit)	$47,755	7,925

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENTS OF OPERATIONS

YEAR ENDED APRIL 30, 2018 AND PERIOD FROM INCEPTION (JANUARY 25, 2017) TO APRIL 30, 2017

	Year ended April 30, 2018	Period from inception (January 25, 2017) to April 30, 2017

Revenues	$83,880	$ -
Cost of goods	36,826	-
GROSS PROFIT	47,054	-

OPERATING EXPENSES
General and Administrative Expenses	48,649	7,175
TOTAL OPERATING EXPENSES	(48,649)	(7,175)

NET INCOME (LOSS) FROM OPERATIONS	(1,595)	(7,175)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,595)	$ (7,175)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,836,315	3,500,000

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED APRIL 30, 2018 AND PERIOD FROM INCEPTION (JANUARY 25, 2017) TO APRIL 30, 2017

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity (Deficit)

Inception, January 25, 2017	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share for the period ended April 30, 2017	3,500,000	3,500	-	-	3,500

Net loss for the period ended April 30, 2017	-	-	-	(7,175)	(7,175)

Balance, April 30, 2017	3,500,000	$ 3,500	$ -	$ (7,175)	$ (3,675)
Shares issued for cash at $0.02 per share for the period ended April 30, 2018	2,371,250	2,371	45,054	-	47,425

Net loss for the period ended April 30, 2018	-	-	-	(1,595)	(1,595)

Balance, April 30, 2018	5,871,250	$ 5,871	$ 45,054	$ (8,770)	$ 42,155

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENTS OF CASH FLOWS

YEAR ENDED APRIL 30, 2018 AND PERIOD FROM INCEPTION (JANUARY 25, 2017) TO APRIL 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES	Year ended April 30, 2018	Period from inception (January 25, 2017) to April 30, 2017
Net loss for the period	$ (1,595)	$ (7,175)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(4,570)	(870)
Increase in Inventory	(2,344)	(4,489)
Increase (Decrease) in Customer deposits	(6,000)	6,000
Depreciation expense	5,214	40
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,295)	(6,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(13,136)	(2,401)
Purchase of Leasehold improvements	(16,538)	-
Purchase of Office furniture	(4,240)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(33,914)	(2,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Loans	-	5,600
Proceeds from sale of common stock	47,425	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,425	9,100

NET INCREASE IN CASH	4,216	205

Cash, beginning of period	205	-

Cash, end of period	$ 4,421	205

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	-
Income taxes paid	$ -	-

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Soldino Group Corp.  (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America. The Company is based in Italy and produces logo design and application services for work apparel. The Company orders basic work wear sets from its supplier in China and applies a logo on these items with sewing equipment. The logo can be also applied to towels and related items, as per the clients’ request. The service of sewing work wear, such as cooks’ hats and aprons are also available to our future clients.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had a $83,880 revenue for the year ended April 30, 2018 and an accumulated deficit of $8,770.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,421 of cash as of April 30, 2018 and $205 of cash as of April 30, 2017.

Prepaid Expenses

Prepaid Expenses consist of $5,440 in prepaid rent as of April 30, 2018 and $870 as of April 30, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,833 raw material inventory as of April 30, 2018 and $4,489 as of April 30, 2017.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of April 30, 2018 and April 30, 2017.

Advertising and marketing

The Company had $16,252 in advertising expenses as of April 30, 2018 and $0 as of April 30, 2017. Advertising and marketing are charged to expense as incurred.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.  The Company had $5,214 of depreciation expense as of April 30, 2018 and $40 as of April 30, 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended April 30, 2018, the Company has generated $83,880 revenue ($22,750 from ANDREA DINI MASSIMO E C. SRL, $27,690 from AL BACIO Cri S.r.l. and $33,440 from Divertimento E Di Festa S.R.L.).

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2018 and 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. Antonio Bini will be paid 300,000 shares of the Company’s common stock for his services of Marketing Campaign Improvement and Empowerment for the Company through the end of Company’s next fiscal year on February 28th, 2019. The shares are to be issued at the fixed rate of $0.02 per share.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of April 30, 2018 a director has loaned to the Company $5,600. This loan is unsecured, non-interest bearing and due on demand. Aurora Fiorin will not be paid any compensation from this Agreement. Under the Loan agreement President has agreed to loan the Company needed funds, in the amount up to $65,000. The balance due to the director was $5,600 as of April 30, 2018 and $5,600 as of April 30, 2017.

Antonio Bini will be paid 300,000 shares of the Company’s common stock for his services of Marketing Campaign Improvement and Empowerment for the Company through the end of Company’s next fiscal year on February 28th, 2019. The shares are to be issued at the fixed rate of $0.02 per share.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 21, 2017 the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

In September 2017 the Company issued 497,500 shares of common stock for cash proceeds of $9,950 at $0.02 per share.

In October 2017 the Company issued 1,873,750 shares of common stock for cash proceeds of $37,475 at $0.02 per share.

There were 5,871,250 shares of common stock issued and outstanding as of April 30, 2018.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $3,480 for fiscal year 2019. On September 28, 2017 the Company has entered into additional five year rental agreement for a $590 monthly fee, starting on November 1, 2017. Minimum lease payments under this agreement are $7,080 for fiscal years 2019-2022 and $2,950 for 2023. The Company paid $6,730 for rent as of April 30, 2018 and $870 as of April 30, 2017.

Note 7 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of April 30, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2018 was $1,842. The net change in valuation allowance during the year ended April 30, 2018 was $335. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2018 and 2017.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $8,770 at April 30, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2018	As of April 30, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(8,770)	(7,175)

Total deferred tax assets	$(1,842)	(2,440)
Valuation allowance	$1,842	2,440
Net deferred tax assets	$-	-

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended April 30, 2018 as follows:

	Year ended April 30, 2018	Year ended April 30, 2017
Computed "expected" tax expense (benefit)	$(1,842)	(2,440)
Change in valuation allowance	$1,842	2,440
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2018 to the date these financial statements were available to be issued, July 13, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There was a change in auditors from AJ Robbins CPA LLC to FRUCI & ASSOCIATES II, PLLC in June 2018. The change was made with no disagreements between the parties.

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Aurora Fiorin Via Busco, 4, Spresiano, Treviso 31027 Italy	24	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Aurora Fiorin has acted as our President, Treasurer, Secretary and Director since our incorporation on January 25, 2017. There was not any arrangement or understanding between Aurora Fiorin and any other person(s) pursuant to which she was selected as a director of the company. Our director’s experience looks as following:

SUMMARY

Apparel production manager is in charge of clothing line being manufactured. Select clothing material and develop models of cloth. Specializes in work wear cloth.

HIGHLIGHTS

•

Artist

•

Meticulous

•

Knowledgeable

•

People-person

•

Good eye for details

•

Good delegation

WORK EXPERIENCE

June 2011 to January 2014 - Auriso SRL, Italy

-

Apparel production manager

-

Implemented quality assurance (QA) processes to meet all design requirements

-

Used adobe Photoshop to display design for latest women’s fashion

February 2014 to December 2016 – Serinomi SRL, Italy

-

Apparel production manager

-

Complied reports of all production statistics for various apparel

-

Complied orders of raw materials for the production

EDUCATION

IED Istituto Europeo di Design 2009 – 2012

Faculty of Fashion business

CURRENT POSITION

The Incorporator and President of Soldino Group Corp.

We believe that these skills will help our officer run the Company’s business. Ms. Fiorin’s only occupation at the moment is managing the business processes of Soldino Group Corp. There was not any arrangement or understanding between Aurora Fiorin and any other person(s) pursuant to which she was selected as an officer of the company.

Aurora Fiorin owns 59.6% of the outstanding shares of our common stock. As such, it was unilaterally decided that Aurora Fiorin was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors. Aurora Fiorin intends to spend 75% of her time to planning and organizing activities of Soldino Group Corp, which means she will devote approximately 20 hours per week to the Company’s business.

During the past ten years, Aurora Fiorin has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Aurora Fiorin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Fiorin involvement in any type of business, securities or banking activities;

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Aurora Fiorin, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no existing relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of April 30, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Aurora Fiorin, President and Treasurer	2017 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Aurora Fiorin currently devotes approximately 75% of her time to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of April 30, 2018 and 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Aurora Fiorin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio Bini	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Aurora Fiorin	3,500,000 shares of common stock (direct)		59.6%

				59.6%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As of April 30, 2018, there were 5,871,250 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Aurora Fiorin is our officer, director, control person and promoter and she shall receive no compensation for the placement of the offering. Antonio Bini is a Secretary and in charge of Marketing Campaigns of the Company.

As of April 30, 2018, the Company issued a total of 3,500,000 shares of restricted common stock to Aurora Fiorin in consideration of $3,500. Further, Aurora Fiorin has advanced funds to us. As of April 30, 2018, Aurora Fiorin advanced us $5,600. There is no due date for the repayment of the funds advanced by Ms. Fiorin. Aurora Fiorin will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Aurora Fiorin does not bear interest. There is no written agreement evidencing the advancement of funds by Aurora Fiorin or the repayment of the funds to Aurora Fiorin.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2018, we incurred approximately $11,250 to AJ Robbins CPA LLC in fees to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2017, October 31, 2017, and January 31, 2018. Anticipated fees to FRUCI & ASSOCIATES II, PLLC during the fiscal year ended April 30, 2019 is $12,000 for audit services only.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Italy on July 17, 2018.

Soldino Group Corp

By:	/s/	Aurora Fiorin
	Name:	Aurora Fiorin
	Title:	President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)