Form 10-Q
period 2018-07-31
Soldino Group Corp
filed 2018-08-17
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of August 15, 2018.

Soldino Group Corp

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of July 31, 2018 (Unaudited) and April 30, 2018 Interim Unaudited Statement of Operations for the three months ended July 31, 2018 and July 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended July 31, 2018 and July 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

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

SOLDINO GROUP CORP.

BALANCE SHEETS

JULY 31, 2018 AND APRIL 30, 2018

ASSETS
Current Assets	July 31, 2018 (Unaudited)	April 30, 2018
Cash and cash equivalents	$602	$4,421
Prepaid expenses	2,800	5,440
Inventory	6,834	6,833
Total Current Assets	10,236	16,694

Fixed Assets
Equipment, less accumulated depreciation $2,392 and $1,615	13,145	13,922
Leasehold improvements, less accumulated depreciation $4,594 and $3,215	11,944	13,323
Office furniture, less accumulated depreciation $636 and $424	3,604	3,816
Total Fixed Assets	28,693	31,061

Total Assets	$38,929	$47,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Related Party Loans	$12,600	$5,600
Total Current Liabilities	12,600	5,600

Total Liabilities	12,600	5,600
Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding respectively	5,871	5,871
Additional paid in capital	45,054	45,054
Accumulated income/deficit	(24,596)	(8,770)
Total Stockholders’ Equity (Deficit)	26,329	42,155

Total Liabilities and Stockholders’ Equity (Deficit)	$38,929	$47,755

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2018 AND JULY 31, 2017

	Three months ended July 31, 2018 (Unaudited)	Three months ended July 31, 2017 (Unaudited)

Revenues	$-	$18,400
Cost of goods	-	2,900
GROSS PROFIT	-	15,500

OPERATING EXPENSES
General and Administrative Expenses	$15,826	$5,931
TOTAL OPERATING EXPENSES	(15,826)	(5,931)

NET INCOME (LOSS) FROM OPERATIONS	(15,826)	9,569

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(15,826)	$9,569

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	3,500,000

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2018 AND JULY 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES	Three months ended July 31, 2018 (Unaudited)	Three months ended July 31, 2017 (Unaudited)
Net income (loss) for the period	$(15,826)	$9,569
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease (Increase) in Prepaid expenses	2,640	(12,015)
Decrease in Inventory	-	2,899
Increase in Customer deposits	-	5,700
Depreciation	2,367	120
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,819)	6,273

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	7,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,000	-

NET INCREASE (DECREASE) IN CASH	(3,819)	6,273

Cash, beginning of period	4,421	205

Cash, end of period	$602	$6,478

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had no revenue for the three months ended July 31, 2018 and an accumulated deficit of $24,596.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $602 of cash as of July 31, 2018 and $4,421 of cash as of April 30, 2018.

Prepaid Expenses

Prepaid Expenses consist of $2,800 in prepaid rent as of July 31, 2018 and $5,440 as of April 30, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,834 raw material inventory as of July 31, 2018 and $6,833 as of April 30, 2018.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of July 31, 2018 and April 30, 2018.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.  The Company had $2,367 of depreciation expense as of July 31, 2018 and $5,214 as of April 30, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). As an Emerging Growth Company, the Company has elected to defer implementing ASC 606 for one year. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended July 31, 2018, the Company has generated no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2018 and 2017 were no differences between our comprehensive loss and net income (loss).

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The amendments in Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. To date, the Company has not adopted a stock option plan and has not granted any stock options. Antonio Bini will be paid 300,000 shares of the Company’s common stock for his services of Marketing Campaign Improvement and Empowerment for the Company through the end of Company’s next fiscal year on February 28, 2019.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.  As an Emerging Growth Company, the Company has elected to defer implementing ASC 606 for one year.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

In June 2018 was issued the Accounting Standards Update of Compensation—Stock Compensation (Topic 718).  The amendments in Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments in Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

Note 4 – RELATED-PARTY TRANSACTIONS

As of July 31, 2018 a director has loaned to the Company $12,600. This loan is unsecured, non-interest bearing and due on demand. Aurora Fiorin will not be paid any compensation from this Agreement. Under the Loan agreement President has agreed to loan the Company needed funds, in the amount up to $65,000. The balance due to the director was $12,600 as of July 31, 2018 and $5,600 as of April 30, 2018.

Antonio Bini will be paid 300,000 shares of the Company’s common stock for his services of Marketing Campaign Improvement and Empowerment for the Company through the end of Company’s next fiscal year on February 28, 2019.

Note 5 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 6 – COMMON STOCK

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

There were 5,871,250 shares of common stock issued and outstanding as of July 31, 2018.

SOLDINO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

Note 7 – COMMITMENTS AND CONTINGENCIES

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

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2018 to the date these financial statements were available to be issued, August 15, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

General

Soldino Group Corp was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We have generated $83,880 of revenues since inception. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We have recently started our operations. As of today, we have developed our business plan, and executed a Sales Distribution Agreement with our supplier, Miliu Wear Garment Co., Ltd. dated February 17, 2017 and equipment purchase agreement with Yiw Hon Impt & Exprt Co., Ltd., February 1, 2017. We maintain our statutory registered agent's office at 701 S. Carson St., Suite 200 Carson City, Nevada 89701. Our address is 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

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

Distributors that are responsible for marketing and selling work wear;

Construction companies;

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

Employees

We are a development stage company and currently have no employees.

Offices

Our business office is located at 4 Via Busco, Spresiano 31027 Italy. We have leased this office space for two years with monthly fees of $290. Our telephone number is 3904221500163. On September 28, 2017 the Company has entered into additional rental agreement for a $590 monthly fee, starting on November 1, 2017 with office location Dei Corridori str. 56, 00193 Rome, Italy.

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

Results of Operations for the three months ended July 31, 2018 and July 31, 2017:

Revenue and cost of goods sold

For the three months ended July 31, 2018 and July 31, 2017 the Company generated total revenue of $0 and $8,400 from selling products to the customer. The cost of goods sold for the three months ended July 31, 2018 and July 31, 2017 was $0 and $2,900, which represent the cost of raw materials. Such decrease is due to change in customer demand and consumer market research.

Operating expenses

Total operating expenses for the three months ended July 31, 2018 and July 31, 2017  were $15,826 and $5,931. The operating expenses for the three months ended July 31, 2018 included bank charges of $109; website expense of $3,710; depreciation expense of $2,367; audit fees of $7,000; rent expense of $2,640. The operating expenses for the three months ended July 31, 2017 included bank charges of $281; audit fees of $6,000; rent expense of $580.

Net Loss

The net loss/income for the three months ended July 31, 2018 and July 31, 2017 was loss $15,826 and income $9,569 accordingly.

Liquidity and capital resources

As at July 31, 2018, our total assets were $38,929 ($47,755 as of April 30, 2018). Total assets were comprised of $10,236 in current assets ($16,694 as of April 30, 2018) and $28,693 in fixed assets ($31,061 as of April 30, 2018).

As at July 31, 2018, our current liabilities were $12,600 ($5,600 as of April 30, 2018) and Stockholders’ equity was $26,329 ($42,155 as of April 30, 2018).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2018 net cash flows used in operating activities was $10,819.

We have generated positive cash flows from operating activities. For the three months ended July 31, 2017 net cash flows provided by operating activities was $6,273.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended July 31, 2018 net cash flows provided by financing activities was $7,000.

For the three months ended July 31, 2017 net cash flows provided by financing activities was $0.

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

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non- affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Our cash balance is $602 as of July 31, 2018. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Aurora Fiorin, our Chairman and President, who has agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of July 31, 2018, Ms. Fiorin advanced us $12,600. Ms. Fiorin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve months’ period, we require a minimum of $22,500 of funding from this offering. Being a development stage company, we have some operating history. After twelve months we may need additional financing. We do not currently have any arrangements for additional financing. Our business office is located at 4 Via Busco, Spresiano 31027 Italy. Our telephone number is 3904221500163.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Italy on August 17, 2018.

Soldino Group Corp

By:	/s/	Aurora Fiorin
	Name:	Aurora Fiorin
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)