Form 10-Q
period 2018-10-31
YIJIA GROUP CORP
filed 2018-12-14
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-218733

Yijia Group Corp

(Exact name of registrant as specified in its charter)

Nevada	5130
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number
35-2583762
IRS Employer
Identification Number

Unit 304-307A, 3/F Houston Center,

No. 63 Mody Road, Kowloon, Hong Kong

Tel. 852 25565499

  (Address and telephone number of principal executive offices)

Soldino Group Corp

Via Busco, 4, Spresiano, Treviso

31027 Italy

(Former name or former address, if changed since last report)

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer x	Emerging growth company x	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of December 14, 2018.

Yijia Group Corp

   (Formerly Soldino Group Corp)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and April 30, 2018 Interim Unaudited Statement of Operations for the three and six months ended October 31, 2018 and October 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended October 31, 2018 and October 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Yijia Group Corp. (formerly, Soldino Group Corp.) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

BALANCE SHEETS

OCTOBER 31, 2018 AND APRIL 30, 2018

ASSETS
Current Assets	October 31, 2018 (Unaudited)	April 30, 2018 (Audited)
Cash and cash equivalents	$50	$4,421
Total Current Assets	50	4,421

Assets of Discontinued Operations	-	43,334

Total Assets	$50	$47,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Liabilities of Discontinued Operations	$-	$5,600

Total Liabilities	-	5,600
Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding respectively	5,871	5,871
Additional paid in capital	58,824	45,054
Accumulated deficit	(64,645)	(8,770)
Total Stockholders’ Equity	50	42,155

Total Liabilities and Stockholders’ Equity	$50	$47,755

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

	Three months ended October 31, 2018 (Unaudited)	Three months ended October 31, 2017 (Unaudited)	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)

Revenues	$-	$-	$-	$-
Cost of goods	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	8,060	12,652	21,519	18,462
TOTAL OPERATING EXPENSES	(8,060)	(12,652)	(21,519)	(18,462)

LOSS FROM OPERATIONS	(8,060)	(12,652)	(21,519)	(18,462)

Net loss from continuing operations	(8,060)	(12,652)	(21,519)	(18,462)

Income (loss) from discontinued operations	(31,989)	18,432	(34,356)	33,812

NET INCOME (LOSS)	$(40,049)	$5,780	$(55,875)	$15,350

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED
Continuing operations	$(0.01)	$0.00	$(0.01)	$0.00
Discontinued operations	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	4,136,508	5,871,250	3,818,254

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

CASH FLOWS FROM OPERATING ACTIVITIES	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)
Net income (loss) for the period	$(55,875)	$15,350
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	1,618
	-
Changes in operating assets and liabilities	-
Decrease (increase) in prepaid expenses	-	(20,746)
Decrease (increase) in inventories	-	(7,871)
Increase (decrease) in customer deposits	-	(6,000)
Net cash used in operating activities – continuing operations	(55,875)	-
Net cash provided by operating activities – discontinued operations	57,104	(17,649)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,229	(17,649)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	(16,538)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(16,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	47,425
Net cash provided by financing activities – continuing operations	-	47,425
Net cash used in financing activities – discontinued operations	(5,600)	-
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,600)	47,425

NET INCREASE (DECREASE) IN CASH	(4,371)	13,238

Cash, beginning of period	4,421	205

Cash, end of period	$50	$13,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	13,770	-

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.)  (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America.  The Company has ceased its operations.  As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

On November 15, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with Nevada’s Secretary of State to change the name to Yijia Group Corp.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has incurred recurring net losses and an accumulated deficit of $64,645 as at October 31, 2018.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $50 of cash as of October 31, 2018 and $4,421 of cash as of April 30, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. No raw material inventory from discontinued operations as of October 31, 2018 and April 30, 2018. For the three months ended October 31, 2018, these inventories from discontinued operations were fully written off.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(UNAUDITED)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.  The Company had $2,367 and $1,498 of depreciation expense for the three months ended October 31, 2018 and 2017.  The Company had $4,734 and $1,618 of depreciation expense for the six months ended October 31, 2018 and 2017.  During the three months ended October 31, 2018, all of the Company’s fixed assets were fully written off in the discontinued operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). As an Emerging Growth Company, the Company has elected to defer implementing ASC 606 for one year. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three and six months ended October 31, 2018 and 2017, the Company has generated $11,210 revenue from the discontinued operations.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(UNAUDITED)

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended October 31, 2018 and 2017, there were no differences between our comprehensive loss and net income (loss).

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

Reclassifisation

 Certain reclassifications have been made to the financial statements for the prior year periods to present that information on a basis consistent with the current period.

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Note 4 – DISCONTINUED OPERATION

For the three months ended October 31, 2018, the Company ceased and discontinued the operations in the distribution and sewing of work wear.  The Company’s operations through October 31, 2018 became discontinued operations.  As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

The following table presents the assets and liabilities of the discontinued business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Balance Sheets:

ASSETS
Current Assets	October 31, 2018 (Unaudited)	April 30, 2018 (Audited)

Prepaid expenses	$-	$5,440
Inventory	-	6,833

Total Current Assets	-	12,273

Fixed Assets – plant and equipment
Total Fixed Assets	-	31,061
Assets of Discontinued Operation	$-	$43,334

The following table presents the Discontinued Operations in the Statement of Operations:

	Three months ended October 31, 2018 (Unaudited)	Three months ended October 31, 2017 (Unaudited)	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)

Revenues	$11,210	$48,330	$11,210	$66,730
Cost of goods	(5,320)	(28,400)	(5,320)	(31,300)
GROSS PROFIT	5,890	19,930	5,890	35,430

OPERATING EXPENSES
General and Administrative Expenses	37,879	1,498	40,246	1,618
TOTAL OPERATING EXPENSES	(37,879)	(1,498)	(40,246)	(1,618)

LOSS FROM OPERATIONS	(31,989)	18,432	(34,356)	33,812
10

The following table presents the discontinued business in the Statement of Cash Flows:

	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)

Net (loss) income for the period	$-	$15,350
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	1,618
Forgiveness of related party loan	13,770	-
Write-off of fixed assets	31,061	-
Write-off of inventories	6,833	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	5,440	(20,746)
Decrease (increase) in inventories	-	(7,871)
Increase (decrease) in customer deposits	-	(6,000)

Net cash provided by (used in) operating activities – discontinued operations	$57,104	$(17,649)

Note 5 – RELATED-PARTY TRANSACTIONS

For the three months ended October 31, 2018, the former officer and director of the Company have opted to forgive these related party loans and waive their rights for repayment.  The total amount forgiven was $13,770.

For the three months ended October 31, 2018, the Company terminated this service agreement with Antonio Bini and no shares were issued for his services of Marketing Campaign Improvement and Empowerment for the Company.

Note 6 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2018 and April 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 7 – COMMON STOCK

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

There were 5,871,250 shares of common stock issued and outstanding as of October 31, 2018.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(UNAUDITED)

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $1,450 for fiscal year 2019. On September 28, 2017 the Company has entered into additional five year rental agreement for a $590 monthly fee, starting on November 1, 2017. For the three months ended October 31, 2018, the rental agreements were terminated.

As of October 31, 2018, there were no minimum lease payments under this agreement.

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2018 to the date these financial statements were available to be issued on December 14, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements, except for:

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms Fiorin’s resignation as a Director will be effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Ms. Fiorin’s, resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Jian Yang.

On November 15, 2018, the Company filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation with Nevada’s Secretary of State to change the name of the Company to Yijia Group Corp. (the “Name Change”). The Name Change was approved by the Board of Directors of the Company and the holders of all of the issued and outstanding shares of common stock of the Company.

The Company also requested to change its name and ticker symbol with the OTCBB, which is currently pending approval. Pursuant to the Name Change and change of symbol, the Company’s CUSIP for its common stock will also be changed to 98585W 106.

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

Corporate Overview

Yijia Group Corp. (formerly, Soldino Group Corp.) was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We have recently ceased and discontinued our operations.  As such, we accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

Offices

Our office was previously located at 4 Via Busco, Spresiano 31027 Italy. We leased this office space for two years with monthly fees of $290. Our current office is located at Unit 304-307A, 3/F Houston Center, No. 63 Mody Road, Kowloon, Hong Kong. Our telephone number is +852.2556.5499.

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

Results of operation for the three months ended October 31, 2018 and October 31, 2017:

Revenue

During the three months ended October 31, 2018, the Company ceased and discontinued its operations.

There was no revenue and cost of sales from continuing operations for the three months ended October 31, 2018 and 2017. Operating expenses from continuing operations for the three months ended October 31, 2018 and 2017 was $8,060 and $12,652. Our net (loss) income from discontinued operations for the three months ended October 31, 2018 and 2017 was loss $31,989 and income $18,432.

Net Loss

The net loss/income for the three months ended October 31, 2018 and October 31, 2017 was loss $40,049 and income $5,780 accordingly.

Results of Operations for the six months ended October 31, 2018 and October 31, 2017:

Revenue and cost of goods sold

During the six months ended October 31, 2018, the Company ceased and discontinued its operations.

There was no revenue and cost of sales from continuing operations for the six months ended October 31, 2018 and 2017. Operating expenses from continuing operations for the six months ended October 31, 2018 and 2017 was $21,519 and $18,462. Our net (loss) income from discontinued operations for the three months ended October 31, 2018 and 2017 was loss $34,356 and income $33,812.

Net Loss

The net loss/income for the six months ended October 31, 2018 and October 31, 2017 was loss $55,875 and income $15,350 accordingly.

Liquidity and capital resources

As at October 31, 2018, our total assets were $50 ($4,421 as of April 30, 2018) from continuing operations. Total assets were comprised of $50 in cash and cash equivalents ($4,421 as of April 30, 2018).

As at October 31, 2018, our current liabilities were $0 ($5,600 as of April 30, 2018) and stockholders’ equity was $50 ($42,155 as of April 30, 2018) from continuing operations.

As at October 31, 2018, the discontinued operations had $0 assets and $0 liabilities.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities. For the six months ended October 31, 2018 net cash flows provided by operating activities was $1,229.

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2017 net cash flows used in operating activities was $17,649.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended October 31, 2018 net cash flows provided by investing activities was $0 from continuing operations.

For the six months ended October 31, 2017 net cash flows used in investing activities was $16,538 from discontinued operations.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended October 31, 2018 net cash flows used in financing activities was $5,600 from discontinued operations.

For the six months ended October 31, 2017 net cash flows provided by financing activities was $47,425 proceeds from sale of common stock, from continuing operations.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to: have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting; comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); submit certain executive compensation matters to shareholders advisory votes, such as “say-on-pay” and “say-on-frequency;” and   disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO ’ s compensation to median employee compensation. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Our cash balance is $50 as of October 31, 2018. We believe our cash balance is not sufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2018.

Yijia Group Corp

By:	/s/	Shaoyin Wu
	Name:	Shaoyin Wu
	Title:	Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/	Kim Lee Poh
	Name:	Kim Lee Poh
	Title:	Director, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)