Form 10-Q/A
period 2018-10-31
YIJIA GROUP CORP
filed 2018-12-18
CIK 1699709

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of YIJIA GROUP CORP (the “Company”) for the quarter ended October 31, 2018, originally filed on December 14, 2018 (the “Original Filing”), solely to correct some inadvertent errors on  Page 8,  the paragraph of “Revenue Recognition”. Change the last sentence to the below: For the six months ended October 31, 2018 and 2017, the Company has generated $11,210 and $66,730 revenue from the discontinued operations.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q on December 14, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). As an Emerging Growth Company, the Company has elected to defer implementing ASC 606 for one year. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended October 31, 2018 and 2017, the Company has generated $11,210 and $66,730 revenue from the discontinued operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2018.

Yijia Group Corp

By:	/s/	Shaoyin Wu
	Name:	Shaoyin Wu
	Title:	Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/	Kim Lee Poh
	Name:	Kim Lee Poh
	Title:	Director, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)