Form 10-Q
period 2019-01-31
YIJIA GROUP CORP
filed 2019-03-15
CIK 1699709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company x	Smaller reporting company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,871,250 common shares issued and outstanding as of March 14, 2019.

Yijia Group Corp

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of January 31, 2019 (Unaudited) and April 30, 2018 Condensed Statements of Operations for the Three and Nine Months ended January 31, 2019 and 2018 (Unaudited)	4 5

	Condensed Statements of Cash Flows for the Nine Months ended January 31, 2019 and 2018 (Unaudited)	6

	Notes to the Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Yijia Group Corp. (formerly, Soldino Group Corp.) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

CONDENSED BALANCE SHEETS

JANUARY 31, 2019 AND APRIL 30, 2018

ASSETS
Current Assets	January 31, 2019 (Unaudited)	April 30, 2018 (Audited)
Cash and cash equivalents	$50	$4,421
Total Current Assets	50	4,421

Assets of Discontinued Operations	-	43,334

Total Assets	$50	$47,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Amount due to a related party	$36,696	$-
Liabilities of Discontinued Operations	-	5,600

Total Liabilities	36,696	5,600
Commitments and Contingencies	-	-
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding respectively	5,871	5,871
Additional paid in capital	58,824	45,054
Accumulated deficit	(101,341)	(8,770)
Total Stockholders’ Deficit	(36,646)	42,155

Total Liabilities and Stockholders’ Deficit	$50	$47,755

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

CONDENSSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

	Three months ended January 31, 2019 (Unaudited)	Three months ended January 31, 2018 (Unaudited)	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)

Revenues	$-	$-	$-	$-
Cost of goods	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	36,696	14,866	58,215	33,328
TOTAL OPERATING EXPENSES	(36,696)	(14,866)	(58,215)	(33,328)

LOSS FROM OPERATIONS	(36,696)	(14,866)	(58,215)	(33,328)

Net loss from continuing operations	(36,696)	(14,866)	(58,215)	(33,328)

Income (loss) from discontinued operations	-	2,116	(34,356)	35,928

NET INCOME (LOSS)	$(36,696)	$(12,750)	$(92,571)	$2,600

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	4,502,586

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)
Net (loss) income for the period	$(92,571)	$2,600
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	-	2,848
	-
Changes in operating assets and liabilities	-
Decrease (increase) in prepaid expenses	-	(7,210)
Decrease (increase) in inventories	-	(5,467)
Increase (decrease) in customer deposits	-	(6,000)
Net cash used in operating activities – continuing operations	(92,571)	-
Net cash provided by/(used in) operating activities – discontinued operations	57,104	(13,229)

CASH FLOWS USED IN OPERATING ACTIVITIES	(35,467)	(13,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	(33,914)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(33,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	31,096	-
Proceeds from sale of common stock	-	47,425
Net cash provided by financing activities – continuing operations	31,096	47,425
Net cash provided by financing activities – discontinued operations	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	31,096	47,425

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,371)	282

Cash and cash equivalents, beginning of period	4,421	205

Cash and cash equivalents, end of period	$50	$487

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	13,770	-

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2019

 (UNAUDITED)

Note 1 – BASIC OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form –Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of April 30, 2018 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2019 or for anu future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2018.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.)  (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America.  The Company has ceased its operations in October 2018.  As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. From November 1, 2018, the Company is considered as a shell company.

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Ms. Fiorin’s, resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Jian Yang.

On November 15, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with Nevada’s Secretary of State to change its name to Yijia Group Corp.

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has incurred recurring net losses and an accumulated deficit of $101,341 as at January 31, 2019.  Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $50 of cash as of January 31, 2019 and $4,421 of cash as of April 30, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. There were no raw material inventory from discontinued operations as of January 31, 2019 and April 30, 2018.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2019

 (UNAUDITED)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and the useful life of leasehold improvements is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.  The Company had $0 and $1,230 of depreciation expense for the three months ended January 31, 2019 and 2018.  The Company had $4,734 and $2,848 of depreciation expense for the nine months ended January 31, 2019 and 2018.  During the nine months ended January 31, 2019, all of the Company’s fixed assets were fully written off in the discontinued operations.

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and cash equivalents and the Company’s loan from shareholders approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method in accordance with the provisions of ASC740, “Income Taxes”.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). As an Emerging Growth Company, the Company has elected to defer implementing ASC 606 for one year. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended January 31, 2019 and 2018, the Company has generated $11,210 and $72,480 revenue from the discontinued operations.  No revenue was generated in the three months ended January 31, 2019 from the continuing operation.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2019

 (UNAUDITED)

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended January 31, 2019 and 2018, there were no differences between our comprehensive loss and net income (loss).

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

Related parties

Parties, which can be a corporation or individual, are considered to be if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2019

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

Note 5 – DISCONTINUED OPERATION

In October 2018, the Company ceased and discontinued the operations in the distribution and sewing of work wear.  The Company’s operations through October 31, 2018 became discontinued operations.  From November 1, 2018, the Company became a shell company. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

The following table presents the assets and liabilities of the discontinued business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Balance Sheets:

ASSETS
Current Assets	January 31, 2019 (Unaudited)	April 30, 2018 (Audited)

Prepaid expenses	$-	$5,440
Inventory	-	6,833

Total Current Assets	-	12,273

Fixed Assets – plant and equipment
Total Fixed Assets	-	31,061
Assets of Discontinued Operation	$-	$43,334

The following table presents the Discontinued Operations in the Statement of Operations:

	Three months ended January 31, 2019 (Unaudited)	Three months ended January 31, 2018 (Unaudited)	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)

Revenues	$-	$5,750	$11,210	$72,480
Cost of goods	-	(2,404)	(320)	(33,704)
GROSS PROFIT	-	3,346	10,890	38,776

OPERATING EXPENSES
General and Administrative Expenses	-	1,230	45,246	2,848
TOTAL OPERATING EXPENSES	-	1,230	(45,246)	2,848

LOSS FROM OPERATIONS	-	2,116	(34,356)	35,928

The following table presents the discontinued business in the Statement of Cash Flows:

	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)

Net income for the period	$-	$2,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	2,848
Forgiveness of related party loan	13,770	-
Write-off of fixed assets	31,061	-
Write-off of inventories	6,833	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	5,440	(7,210)
Decrease (increase) in inventories	-	(5,467)
Increase (decrease) in customer deposits	-	(6,000)

Net cash provided by (used in) operating activities – discontinued operations	$57,104	$(13,229)

Note 6 – RELATED-PARTY TRANSACTIONS

In October 2018, the former officer and director of the Company opted to forgive these related party loans and waive its right for repayment.  The total amount forgiven was $13,770.

Also, in October 2018, the Company terminated the service agreement with Antonio Bini. No shares were issued for his services of Marketing Campaign Improvement and Empowerment for the Company.

As of January 31, 2019, the related party advance of $36,696 represents temporary advances by the director of the Company, which is unsecured, interest-free and has no fixed terms of repayment.

Note 7 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of January 31, 2019 and April 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 8 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 21, 2017, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

In September 2017, the Company issued 497,500 shares of common stock for cash proceeds of $9,950 at $0.02 per share.

In October 2017, the Company issued 1,873,750 shares of common stock for cash proceeds of $37,475 at $0.02 per share.

There were 5,871,250 shares of common stock issued and outstanding as of January 31, 2019.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2019

 (UNAUDITED)

 Note 9 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $1,450 for fiscal year 2019. On September 28, 2017 the Company entered into an additional five year rental agreement for a $590 monthly fee, starting on November 1, 2017.  In October 2018, the rental agreements were terminated.

As of January 31, 2019, there were no minimum lease payments under these agreements.

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2019 to the date these financial statements were available to be issued on March 15, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Corporate Overview

Yijia Group Corp. (formerly, Soldino Group Corp.) was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We recently ceased and discontinued our operations.  As such, we accounted for all of its assets, liabilities and results of operations up to January 31, 2019 as discontinued operations.

We do not have any subsidiaries.

We never have declared bankruptcy, been in receivership, or involved in any kind of legal proceedings.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Results of operation for the three months ended January 31, 2019 and January 31, 2018:

Revenue

During the three months ended January 31, 2019, the Company ceased and discontinued its operations.

There was no revenue and cost of sales from continuing operations for the three months ended January 31, 2019 and 2018. Operating expenses from continuing operations for the three months ended January 31, 2019 and 2018 was $36,696 and $14,866. Our net (loss) income from discontinued operations for the three months ended January 31, 2019 and 2018 was loss $0 and income $2,116.

Net Loss

The net loss for the three months ended January 31, 2019 and 2018 was $36,696 and $12,750 accordingly.

Results of Operations for the nine months ended January 31, 2019 and January 31, 2018:

Revenue and cost of goods sold

During the nine months ended January 31, 2019, the Company ceased and discontinued its operations in October 2018.

There was no revenue and cost of sales from continuing operations for the nine months ended January 31, 2019 and 2018. Operating expenses from continuing operations for the nine months ended January 31, 2019 and 2018 was $58,215 and $33,328. Our net (loss) income from discontinued operations for the nine months ended January 31, 2019 and 2018 was loss $34,356 and income $35,928.

Net Loss

The net loss/income for the nine months ended January 31, 2019 and January 31, 2018 was loss $92,571 and income $2,600 accordingly.

Liquidity and capital resources

As at January 31, 2019, our total assets were $50 ($4,421 as of April 30, 2018) from continuing operations. Total assets were comprised of $50 in cash and cash equivalents ($4,421 as of April 30, 2018).

As at January 31, 2019, our current liabilities were $36,696 ($5,600 as of April 30, 2018) and stockholders’ deficit was $36,646 (stockholders’ equity of $42,155 as of April 30, 2018) from continuing operations.

As at January 31, 2019, the discontinued operations had $0 assets and $0 liabilities.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2019, net cash flows used in operating activities was $92,571 from continuing operation and net cash flows provided by operating activities was $57,104 from discontinued operation.

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2018, net cash flows used in operating activities was $13,229 from discontinued operation.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended January 31, 2019, net cash flows provided by investing activities was $0 from continuing operations.

For the nine months ended January 31, 2018, net cash flows used in investing activities was $33,914 from discontinued operations.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2019, net cash flows provided by financing activities was $31,096 from related party advances from continuing operation.

For the nine months ended January 31, 2018, net cash flows provided by in financing activities was $47,425 proceeds from the sale of common stocks from discontinued operations.

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

Our cash balance is $50 as of January 31, 2019. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2019.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2019.

Yijia Group Corp

By:	/s/	Shaoyin Wu
	Name:	Shaoyin Wu
	Title:	Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/	Kim Lee Poh
	Name:	Kim Lee Poh
	Title:	Director, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)