Form 10-K
period 2019-04-30
YIJIA GROUP CORP.
filed 2019-07-30
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	5130
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number

35-2583762

IRS Employer

Identification Number

Unit 304-307A, 3/F Houston Center,

No. 63 Mody Road, Kowloon, Hong Kong

Tel. 852 25565499

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or . See the definitions of “ large accelerated filer ”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol YJGJ.

The number of shares outstanding of the issuer's common stock, as of July 22, 2019 was 5,871,250.

i

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of April 30, 2019 had a stockholders deficit of $50,242. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2018 or 2019.

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

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of work wear and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During the fiscal year ended April 30, 2019, our common stock was quoted on the OTC under the symbol YJGJ with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Number of Holders

As of July 22, 2019, 5,871,250 issued and outstanding shares of common stock were held by a total of seven shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2019.

Transfer Agent and Registrar

The transfer agent and registrar for the Company's common stock is Action Stock Transfer Corporation having the address at 2469 E. Fort Union Blvd, Suite 214 Salt Lake City, UT 84121. The telephone number is: (801) 274-1088.

Equity Compensation Plan Information

We do not have any equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2019.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2019.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to: have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; provide an auditor attestation with respect to management’ s report on the effectiveness of our internal controls over financial reporting; comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); submit certain executive compensation matters to shareholders advisory votes, such as “say-on-pay” and “say-on-frequency” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Results of operation for the years ended April 30, 2019 and April 30, 2018:

Revenue

During the year ended April 30, 2019, the Company had ceased and discontinued its operations from October 31, 2018.

There was no revenue and cost of sales from continuing operations for the years ended April 30, 2019 and 2018. Operating expenses from continuing operations for the years ended April 30, 2019 and 2018 was $71,811 and $48,649. Our net (loss) income from discontinued operations for the years ended April 30, 2019 and 2018 was loss $34,356 and income $47,054, respectively.

Net Loss

The net loss for the years ended April 30, 2019 and 2018 was $106,167 and $1,595 accordingly.

Liquidity and capital resources

As at April 30, 2019, our total assets were $0 ($4,421 as of April 30, 2018) from continuing operations. Total assets were comprised of $0 in cash and cash equivalents ($4,421 as of April 30, 2018).

As at April 30, 2019, our current liabilities were $50,242 ($0 as of April 30, 2018) and stockholders’ deficit was $50,242 (stockholders’ equity of $42,155 as of April 30, 2018) from continuing operations.

As at April 30, 2019, the discontinued operations had $0 ($43,334 as of April 30, 2018) assets and $0 ($5,600 as of April 30, 2018) liabilities.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended April 30, 2019, net cash flows used in operating activities was $106,167 from continuing operation and net cash flows provided by operating activities was $57,054 from discontinued operation.

We have not generated positive cash flows from operating activities. For the year ended April 30, 2018, net cash flows used in operating activities was $7,700 from discontinued operation.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended April 30, 2019, net cash flows provided by investing activities was $0 from continuing operations.

For the year ended April 30, 2018, net cash flows used in investing activities was $33,914 from discontinued operations.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended April 30, 2019, net cash flows provided by financing activities was $44,692 from proceeds of related party loans from continuing operation.

For the year ended April 30, 2018, net cash flows provided by financing activities was $47,425 proceeds from the sale of common stocks.

Our cash balance is $0 as of April 30, 2019. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

YIJIA GROUP CORP

FINANCIAL STATEMENTS

APRIL 30, 2019 AND APRIL 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yijia Group Corp.

(formerly, Soldino Group Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yijia Group Corp. (formerly, Soldino Group Corp.) (the “Company”) as of April 30, 2019, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Exelient PAC

We have served as the Company’s auditor since 2019

Singapore

July 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Soldino Group Corp.

We have audited the accompanying balance sheet of Soldino Group Corp. (“the Company”) as of April 30, 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

We have served as the Company's auditor since 2018.

Spokane, Washington

July 13, 2018

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

BALANCE SHEETS

APRIL 30, 2019 AND APRIL 30, 2018

	April 30, 2019	April 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$–	$4,421
Total Current Assets	–	4,421

Assets of Discontinued Operations	–	43,334

Total Assets	$–	$47,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Related Party Loans	$50,242	$–
Total Current Liabilities	50,242	–

Liabilities of Discontinued Operations	–	5,600

Total Liabilities	50,242	5,600

Commitments and Contingencies	–	–

Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	45,054
Accumulated deficit	(114,937)	(8,770)
Total Stockholders’ (Deficit) Equity	(50,242)	42,155

Total Liabilities and Stockholders’ (Deficit) Equity	$–	$47,755

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

STATEMENTS OF OPERATIONS

YEARS ENDED APRIL 30, 2019 AND 2018

	Year ended April 30, 2019	Year ended April 30, 2018

Revenues	$–	$–
Cost of goods	–	–
GROSS PROFIT	–	–

OPERATING EXPENSES
General and Administrative Expenses	71,811	48,649
TOTAL OPERATING EXPENSES	71,811	48,649

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(71,811)	(48,649)

PROVISION FOR INCOME TAXES	–	–

Net loss from continuing operations	(71,811)	(48,649)

Net (loss) income from discontinued operations	(34,356)	47,054

NET LOSS	$(106,167)	$(1,595)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	4,836,315

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED APRIL 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 1, 2017	3,500,000	$3,500	$–	$(7,175)	$(3,675)

Shares issued for cash at $0.02 per share	2,371,250	2,371	45,054	–	47,425

Net loss for the year	–	–	–	(1,595)	(1,595)

Balance, April 30, 2018	5,871,250	$5,871	$45,054	$(8,770)	$42,155

Forgiveness of related party loans	–	–	13,770	–	13,770

Net loss for the year	–	–	–	(106,167)	(106,167)

Balance, April 30, 2019	5,871,250	$5,871	$58,824	$(114,937)	$(50,242)

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

STATEMENTS OF CASH FLOWS

YEARS ENDED APRIL 30, 2019 AND 2018

	Year ended April 30, 2019	Year ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,167)	$(1,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Prepaid expenses	–	–
Increase in Inventory	–	–
Increase in Customer deposits	–	–
Depreciation	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operation	(106,167)	(1,595)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES – discontinued operations	57,054	(7,700)
CASH FLOWS USED IN OPERATING ACTIVITIES	(49,113)	(9,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities – continuing operations	–	–
Net cash used in investing activities – discontinued operations	–	(33,914)
CASH FLOWS USED IN INVESTING ACTIVITIES	–	(33,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	44,692	–
Proceeds from sale of common stock	–	47,425
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44,692	47,425

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,421)	4,216

Cash and cash equivalents, beginning of year	4,421	205

Cash and cash equivalents, end of year	$–	$4,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.) (“the Company”, “we” , “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America. The Company has ceased its operations in October 2018. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. From November 1, 2018, the Company is considered as a shell company.

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms. Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission (the “SEC”). Prior to Ms. Fiorin’s, resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Ji’an Yang.

On November 15, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with Nevada’s Secretary of State to change its name to Yijia Group Corp.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $106,167 for the year ended April 30, 2019 and an accumulated deficit of $114,937.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is April 30.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of April 30, 2019 and $4,421 of cash as of April 30, 2018.

Advertising and marketing

The Company had $0 in advertising expenses for the year ended April 30, 2019 and $16,252 for the year ended April 30, 2018. Advertising and marketing are charged to expense as incurred.

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

The Company had $4,734 and $5,214 of depreciation expense for the year ended April 30, 2019 and 2018 under the discontinued operation. During the year ended April 30, 2019, all of the Company’s fixed assets were fully written off in the discontinued operations.

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the years ended April 30, 2019 and 2018, the Company has generated $11,210 and $83,880 revenue from the discontinued operations. No revenue was generated in the year ended April 30, 2019, from the continuing operation.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2019 and 2018, there were no differences between our comprehensive loss and net loss.

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

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

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

The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment has become effective in the current fiscal year.

Note 4 – DISCONTINUED OPERATION

In October 2018, the Company ceased and discontinued the operations in the distribution and sewing of work wear. The Company’s operations through October 31, 2018 became discontinued operations. From November 1, 2018, the Company has become a shell company. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

The following table presents the assets and liabilities of the discontinued business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Balance Sheets:

	April 30, 2019 (Audited)	April 30, 2018 (Audited)
ASSETS
Current Assets
Prepaid expenses	$–	$5,440
Inventory	–	6,833

Total Current Assets	–	12,273

Fixed Assets – plant and equipment
Total Fixed Assets	–	31,061
Assets of Discontinued Operation	$–	$43,334

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

The following table presents the Discontinued Operations in the Statement of Operations:

	Year ended April 30, 2019	Year ended April 30, 2018

Revenues	$11,210	$83,880

Cost of goods	(320)	(36,826)
GROSS PROFIT	10,890	47,054

OPERATING EXPENSES
General and Administrative Expenses	45,246	–

TOTAL OPERATING EXPENSES	$(45,246)	$–

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(34,356)	$47,054

The following table presents the discontinued business in the Statement of Cash Flows:

	Year ended April 30, 2019	Year ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$–	$–
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	–	5,214
Forgiveness of related party loan	13,720	–
Write-off of fixed assets	31,061	–
Write-off of inventories	6,833	–
Changes in operating assets and liabilities
Increase in prepaid expenses	5,440	(4,570)
Increase in inventories	–	(2,344)
Increase in customer deposits	–	(6,000)
Cash flows provided by (used in) operating activities – discontinued operations	$57,054	$(7,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	–	(13,136)
Purchase of leasehold improvements	–	(16,538)
Purchase of office furniture	–	(4,240)
Cash flows used in investing activities – discontinued operations	$–	$(33,914)

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

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

There were 5,871,250 shares of common stock issued and outstanding as of April 30, 2019.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a two years rental agreement for a $290 monthly fee, starting on March 1, 2017. Minimum lease payments under this agreement are $5,280 for fiscal year 2019. On September 28, 2017 the Company entered into an additional five year rental agreement for a $590 monthly fee, starting on November 1, 2017. In October 2018, the rental agreements were terminated.

As of April 30, 2019, there were no minimum lease payments under these agreements.

Note 7 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

(Formerly Soldino Group Corp)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

The valuation allowance at April 30, 2019 was $24,136. The net change in valuation allowance during the year ended April 30, 2019 was $22,294. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2019 and 2018.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $114,937 at April 30, 2019, expiring through 2039. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2019	As of April 30, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(114,937)	$(8,770)

Total deferred tax assets	(24,136)	(1,842)
Valuation allowance	24,136	1,842
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended April 30, 2019 as follows:

	Year ended April 30, 2019	Year ended April 30, 2018
Computed "expected" tax expense (benefit)	$(24,136)	$(1,842)
Change in valuation allowance	24,136	1,842
Actual tax expense (benefit)	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to April 30, 2019 to the date these financial statements were available to be issued, July 30, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There was a change in auditors from FRUCI & ASSOCIATES II, PLLC to Exelient PAC in April 2019. The change was made with no disagreements between the parties.

Item 9A Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company ’ s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position
Shaoyin WU	37	Chairman of the Board of Directors, Chief Executive Officer and President
Kim Lee POH	57	Chief Financial Officer, Director and Secretary
Ji’an YANG	44	Director

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of Soldino Group Corp. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Ms. Fiorin’s, resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Ji’an Yang. There were no disagreements between Ms. Fiorin and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation.

Ms. Wu, 35, has served as President and Chief Executive Officer since November 10, 2018. Ms Wu has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since August 2013 and is in charge of the formulation of its policy and strategy and the management of its global research center and Hong Kong and Macau operation. Ms. Wu is a graduate of The Open University of China in administration and management.

Mr. Poh, 56, has served as Chief Financial Officer, Director and Secretary since November 10, 2018 and has held several senior management positions with various Asian companies. He has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since November 2013 and is in charge of establishing its overseas business. Mr. Poh previously served as a vice president (overseas operations) of Leading Global Sdn Bhd, a Malaysian company operating in the sales and marketing of cosmetics and health products and was in charge of its overseas business development and operation set up, from July 2012 to December 2013. He was the chief financial officer of Phydoly Biotechnology Sdn Bhd, a Malaysian company operating in the sales and marketing of energy and health products, from June 2005 to December 2006. Mr. Poh attended Systematic College in Malaysia studying Chartered Institute of Management Accountants Stage 2.

Mr. Yang, 43, has served as a Director since November 10, 2018 is has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since February 2014 and is in charge of its global information management center. Mr. Yang is a graduate of Beijing Normal University in mathematics education.

Term of office

Our director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Board Committees

We have not yet established Compensation, Audit, and Nominations and Corporate Governance committees nor do we have an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Currently, the functions of these committees are performed by our entire Board of Directors. We hope to establish these committees and appoint an Audit Committee financial expert as our business develops.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of April 30, 2019 and 2018:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Aurora Fiorin, Former President and Treasurer	2018 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shaoyin WU Chief Executive Officer and President	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kim Lee POH Chief Financial Officer and Secretary	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

The officers agreed to work with no remuneration until such time as the Company received sufficient revenues necessary to provide management salaries. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of April 30, 2019 and 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Aurora Fiorin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio Bini	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shaoyin WU	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kim Lee POH	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ji’an YANG	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 22, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Bobo CHEN	860,000	14.65%
Common Stock	Bo JIANG	980,000	16.6%
Common Stock	Tao LIU	780.000	13.29%
Common Stock	Kim Lee POH	951,250	16.71%
Common Stock	Shaoyin WU	820,000	13.97%
Common Stock	Ji’an YANG	720,000	12.26%
Common Stock	Lixin ZHENG	760,000	12.94%
All Officers and Directors as a Group		2,491,250	42.43%

As of July 22, 2019, there were 5,871,250 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

In October 2018, the former officer and director of the Company opted to forgive these related party loans with Aurora Fiorin and waive its right for repayment. The total amount forgiven was $13,720.

Also, in October 2018, the Company terminated the service agreement with Antonio Bini. No shares were issued for his services of Marketing Campaign Improvement and Empowerment for the Company.

As of April 30, 2019, the related party advance of $50,242 represents temporary advances by the director, Shaoyin Wu of the Company, which is unsecured, interest-free and has no fixed terms of repayment.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, is not an independent director under applicable NASDAQ listing standards and SEC rules.

Item 14. Principal Accountant Fees and Services

Our Board of Directors has not yet adopted pre-approval policies and procedures but considers all matters brought before it. We expect to adopt such policies and procedures after the formation of our Audit Committee.

Fruci & Associates II, PLLC was the Company’s public auditors until a change in auditors occurred on February 25, 2019. On February 26, 2019, the Company engaged Exelient PAC as our registered independent public accountants. Their fees are described in the table below.

	Years ended April 30,
	2019	2018

Audit fees (1)	$15,300	$11,250

Audit related fees (2)	–	–

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Accounting Officer. pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition
101.DEF	Linkbase, XBRL Taxonomy Extension Labels
101.LAB	Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yijia Group Corp.

By:

/s/ Shaoyin WU	July 30, 2019
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	July 30, 2019
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaoyin WU	July 30, 2019
Shaoyin WU, Director
Chief Executive Officer

/s/ Kim Lee POH	July 30, 2019
Kim Lee POH, Director
Chief Financial Officer

/s/ Ji’an YANG	July 30, 2019

Ji’an YANG, Director

