Form 10-Q
period 2019-07-31
YIJIA GROUP CORP.
filed 2019-09-12
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	5130
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number

35-2583762

IRS Employer

Identification Number

Unit 1623, Tianxia International Center B,

Taoyuan Road, Nanshan District, Shenzhen, Guangdong

Tel:+86 0755 3397 5792

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer's common stock, as of September 12, 2019 was 5,871,250.

QUARTERLY REPORT ON FORM 10-Q

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

JULY 31, 2019 AND APRIL 30, 2019

	July 31, 2019 (Unaudited)	April 30, 2019 (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Related Party Loans	$70,126	$50,242
Total Current Liabilities	70,126	50,242

Total Liabilities	70,126	50,242

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(134,821)	(114,937)
Total Stockholders’ Deficit	(70,126)	(50,242)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2019 AND 2018

	Three months ended July 31, 2019 (Unaudited)	Three months ended July 31, 2018 (Unaudited)

Revenues	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	19,884	15,826
TOTAL OPERATING EXPENSES	19,884	15,826

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(19,884)	(15,826)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(19,884)	$(15,826)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2018	5,871,250	$5,871	$45,054	$(8,770)	$42,155

Net loss for the period	–	–	–	(15,826)	(15,826)

Balance, July 31, 2018	5,871,250	$5,871	$45,054	$(24,596)	$26,329

Balance, May 1, 2019	5,871,250	$5,871	58,824	$(114,937)	$(50,242)

Net loss for the period	–	–	–	(19,884)	(19,884)

Balance, July 31, 2019	5,871,250	$5,871	$58,824	$(134,821)	$(70,126)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2019 AND 2018

	Three months ended July 31, 2019 (Unaudited)	Three months ended July 31, 2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,884)	$(15,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	–	2,640
Depreciation	–	2,367
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,884)	(10,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	19,884	7,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,884	7,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(3,819)

Cash and cash equivalents, beginning of period	–	4,421

Cash and cash equivalents, end of period	$–	$602

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of April 30, 2019 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2019.

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

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $19,884 for the three months ended July 31, 2019 and an accumulated deficit of $134,821.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

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

The Company had $0 and $2,367 of depreciation expense for the three months ended July 31, 2019 and 2018.  As of October 31, 2018, all of the Company’s fixed assets were fully written off in the discontinued operations.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue was generated in the three months ended July 31, 2019 and 2018, from the continuing operation.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2019 and April 30, 2019, there were no differences between our comprehensive loss and net loss.

Related parties

Parties, which can be a corporation or individual, are considered to be if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

Certain reclassifications have been made to the financial statements for the prior periods to present that information on a basis consistent with the current period.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

Note 5 – RELATED PARTY LOANS

Related party loan represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of July 31, 2019 and April 30, 2019, the Company had 5,871,250 shares of common stock issued and outstanding respectively.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

Note 7 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2019, the Company has no material commitments and contingencies.

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2019 and April 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at July 31, 2019 was $28,312. The net change in valuation allowance during the three months ended July 31, 2019 was $4,176. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2019 and 2018.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2019

(UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $134,821 at July 31, 2019, expiring through 2039. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2019 (Unaudited)	As of July 31, 2018 (Unaudited)
Non-current deferred tax assets:
Net operating loss carryforward	$(134,821)	$(24,596)

Total deferred tax assets	(28,312)	(5,165)
Valuation allowance	28,312	5,165
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended July 31, 2019 as follows:

	Three months ended July 31, 2019 (Unaudited)	Three months ended July 31, 2018 (Unaudited)
Computed "expected" tax expense (benefit)	$(28,312)	$(5,165)
Change in valuation allowance	28,312	5,165
Actual tax expense (benefit)	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to July 31, 2019 to the date these financial statements were available to be issued, September 14, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Corporate Overview

Yijia Group Corp. was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We ceased and discontinued our operations. At July 31, 2019, we are a shell company.

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

Offices

Our office was previously located Unit 304-307A, 3/F Houston Center, No. 63 Mody Road, Kowloon, Hong Kong. Our current office is located at Unit 1623, Tianxia International Center B, Taoyuan Road, Nanshan District, Shenzhen, Guangdong, People of Republic of China. Our telephone number is +86-0755 3397 5792.

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

Results of operation for the three months ended July 31, 2019 and July 31, 2018:

Revenue

During the three months ended July 31, 2019, the Company had no operations.

There was no revenue and cost of sales from continuing operations for the three months ended July 31, 2019 and 2018. Operating expenses from continuing operations for the three months ended July 31, 2019 and 2018 was $19,884 and $15,826.

Net Loss

The net loss for the three months ended July 31, 2019 and 2018 was $19,884 and $15,826 accordingly.

Liquidity and capital resources

As at July 31, 2019, our current liabilities were $70,126 ($50,242 as of April 30, 2019) and stockholders’ deficit was $70,126 (stockholders’ deficit of $50,242 as of April 30, 2019) from continuing operations.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2019, net cash flows used in operating activities was $19,884 from continuing operation.

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2018, net cash flows used in operating activities was $10,819 from continuing operation.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended July 31, 2019, net cash flows provided by financing activities was $19,884 from proceeds of related party loans from continuing operation.

For the three months ended July 31, 2018, net cash flows provided by financing activities was $7,000 from proceeds of related party loans from continuing operation.

Management’s discussion and analysis

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

Our cash balance is $0 as of July 31, 2019. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2019.

Yijia Group Corp.

By:

/s/ Shaoyin WU	September 12, 2019
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	September 12, 2019
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

