Form 10-Q
period 2019-10-31
YIJIA GROUP CORP.
filed 2019-12-06
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

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

The number of shares outstanding of the issuer's common stock, as of October 31, 2019 was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2019 AND APRIL 30, 2019

	October 31, 2019 (Unaudited)	April 30, 2019 (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$7,836	$–
Related Party Loans	81,809	50,242
Total Current Liabilities	89,645	50,242

Total Liabilities	89,645	50,242

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(154,340)	(114,937)
Total Stockholders’ Deficit	(89,645)	(50,242)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

	For the three months ended October 31		For the six months ended October 31
	2019	2018	2019	2018
Revenues	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	19,519	8,060	39,403	21,519
TOTAL OPERATING EXPENSES	19,519	8,060	39,403	21,519

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(19,519)	(8,060)	(39,403)	(21,519)

PROVISION FOR INCOME TAXES	–	–	–	–
Net loss from continuing operations	(19,519)	(8,060)	(39,403)	(21,519)

Net loss from discontinued operations	–	(31,989)	–	(34,356)

NET LOSS	$(19,519)	$(40,049)	$(39,403)	$(55,875)

NET LOSS PER SHARE: BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$–	$(0.01)	$–	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

Six months ended October 31
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2018	5,871,250	$5,871	$45,054	$(8,770)	$42,155

Forgiveness for related party loans	–	–	13,770	–	13,770

Net loss for the period	–	–	–	(55,875)	(55,875)

Balance, October 31, 2018	5,871,250	$5,871	$58,824	$(64,645)	$50

Balance, May 1, 2019	5,871,250	$5,871	58,824	$(114,937)	$(50,242)

Net loss for the period	–	–	–	(39,403)	(39,403)

Balance, October 31, 2019	5,871,250	$5,871	$58,824	$(154,340)	$(89,645)

Three months ended October 31
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2018	5,871,250	$5,871	$45,054	$(24,596)	$26,329

Forgiveness for related party loans	–	–	13,770	–	13,770

Net loss for the period	–	–	–	(40,049)	(40,049)

Balance, October 31, 2018	5,871,250	$5,871	$58,824	$(64,645)	$50

Balance, August 1, 2019	5,871,250	$5,871	58,824	$(134,821)	$(70,126)

Net loss for the period	–	–	–	(19,519)	(19,519)

Balance, October 31, 2019	5,871,250	$5,871	$58,824	$(154,340)	$(89,645)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

	Six months ended October 31, 2019	Six months ended October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,403)	$(55,875)
Changes in operating assets and liabilities
Other payable and accruals	7,836	–
Net cash used in operating activities – continuing operations	(31,567)	(55,875)
Net cash provided by operating activities – discontinued operations	–	57,104
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(31,567)	1,229

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	31,567	–
Net cash provided by financing activities – continuing operations	31,567	–
Net cash used in financing activities – discontinued operations	–	(5,600)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	31,567	(5,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(4,371)

Cash and cash equivalents, beginning of period	–	4,421

Cash and cash equivalents, end of period	$–	$50

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness for related party loans	$–	$13,770

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of April 30, 2019 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2020 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2019.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.) (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America. The Company ceased its operations in October 2018. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. From November 1, 2018, the Company is considered a shell company.

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms. Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission (the “SEC”). Prior to Ms. Fiorin’s, resignation, she Company appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Jian Yang.

On November 15, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with Nevada’s Secretary of State to change its name to Yijia Group Corp.

Note 3 – GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $39,403 for the six months ended October 31, 2019 and an accumulated deficit of $154,340.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company had $0 and $2,367 of depreciation expense for the three months ended October 31, 2019 and 2018

The Company had $0 and $4,734 of depreciation expense for the six months ended October 31, 2019 and 2018.

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

The carrying value of cash and the Company’s loan from related party approximates its fair value due to their short-term maturity.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements. No revenue was generated in the three and six months ended October 31, 2019 and 2018, from the continuing operation.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2019 and April 30, 2019, there were no differences between our comprehensive loss and net loss.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On July 17, 2019, the FASB voted to propose a deferral of the effective date of the standard to fiscal years beginning after December 15, 2020. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in (ASC 350-402) Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements.

Management has reviewed all recently issued, but not yet effective, accounting pronouncements and believes none of these pronouncements will have a material impact on the financial statements of the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

Note 5 – RELATED PARTY LOANS

Related party loan represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of October 31, 2019 and April 30, 2019, the Company had 5,871,250 and 5,871,250 shares of common stock issued and outstanding respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2019, the Company has no material commitments and contingencies.

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2019 and April 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

The valuation allowance at October 31, 2019 was $32,411. The net change in valuation allowance during the three and six months ended October 31, 2019 was $4,099 and $8,275. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2019 and 2018. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $154,340 at October 31, 2019, expiring through 2039. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2019 (Unaudited)	As of October 31, 2018 (Unaudited)
Non-current deferred tax assets:
Net operating loss carryforward	$(154,340)	$(64,645)

Total deferred tax assets	(32,411)	(13,575)
Valuation allowance	32,411	13,575
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended October 31, 2019 as follows:

	Six months ended October 31, 2019 (Unaudited)	Six months ended October 31, 2018 (Unaudited)
Computed "expected" tax benefit	$(32,411)	$(13,575)
Change in valuation allowance	32,411	13,575
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2019 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Corporate Overview

Yijia Group Corp. was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We ceased and discontinued our operations. At October 31, 2019, we are a shell company.

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

Results of operation for the three months ended October 31, 2019 and October 31, 2018:

Revenue

During the three months ended October 31, 2019, the Company had no operations.

There was no revenue and cost of sales from continuing operations for the three months ended October 31, 2019 and 2018. Operating expenses from continuing operations for the three months ended October 31, 2019 and 2018 was $19,519 and $8,060, which were mainly related to professional and legal fees.

Net Loss

The net loss for the three months ended October 31, 2019 and 2018 was $19,519 and $40,049 accordingly.

Results of operation for the six months ended October 31, 2019 and October 31, 2018:

Revenue

During the six months ended October 31, 2019, the Company had no operations.

There was no revenue and cost of sales from continuing operations for the six months ended October 31, 2019 and 2018. Operating expenses from continuing operations for the six months ended October 31, 2019 and 2018 was $39,403 and $ 21,519,which were mainly related to professional and legal fees.

Net Loss

The net loss for the six months ended October 31, 2019 and 2018 was $39,403 and $55,875 accordingly.

 Liquidity and capital resources

As at October 31, 2019, our current liabilities were $89,645 ($50,242 as of April 30, 2019) and stockholders’ deficit was $89,645 (stockholders’ deficit of $50,242 as of April 30, 2019) from continuing operations.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2019, net cash flows used in operating activities was $31,567 from continuing operation.

We have generated positive cash flows from operating activities. For the six months ended October 31, 2018, net cash flows provided by operating activities was $1,229 from continuing operation.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended October 31, 2019, net cash flows provided by financing activities was $31,567 from proceeds of related party loans from continuing operation.

For the six months ended October 31, 2018, net cash flows used in financing activities was $5,600 from discontinued operation.

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

Our cash balance is $0 as of October 31, 2019. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2019.

Yijia Group Corp.

By:

/s/ Shaoyin WU	December 6, 2019
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	December 6, 2019
Kim Lee POH Chief Financial Officer (Principal Financial Officer)