Form 10-Q
period 2020-01-31
YIJIA GROUP CORP.
filed 2020-03-20
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or . See the definitions of “ large accelerated filer ”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer's common stock, as of March 19, 2020 was 5,871,250.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying interim financial statements of Yijia Group Corp. (the “Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2020 AND APRIL 30, 2019

	January 31, 2020 (Unaudited)	April 30, 2019 (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$7,215	$–
Related Party Loans	89,024	50,242
Total Current Liabilities	96,239	50,242

Total Liabilities	96,239	50,242

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(160,934)	(114,937)
Total Stockholders’ Deficit	(96,239)	(50,242)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended January 31		For the nine months ended January 31
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	6,594	36,696	45,997	58,215
TOTAL OPERATING EXPENSES	6,594	36,696	45,997	58,215

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(6,594)	(36,696)	(45,997)	(58,215)

PROVISION FOR INCOME TAXES	–	–	–	–
Net loss from continuing operations	(6,594)	(36,696)	(45,997)	(58,215)

Net loss from discontinued operations	–	–	–	(34,356)

NET LOSS	$(6,594)	$(36,696)	$(45,997)	$(92,571)

NET LOSS PER SHARE: BASIC AND DILUTED
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

Nine months ended January 31, 2019 and 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2018	5,871,250	$5,871	$45,054	$(8,770)	$42,155

Forgiveness for related party loans	–	–	13,770	–	13,770

Net loss for the period	–	–	–	(92,571)	(92,571)

Balance, January 31, 2019	5,871,250	$5,871	$58,824	$(101,341)	$(36,646)

Balance, May 1, 2019	5,871,250	$5,871	58,824	$(114,937)	$(50,242)

Net loss for the period	–	–	–	(45,997)	(45.997)

Balance, January 31, 2020	5,871,250	$5,871	$58,824	$(160,934)	$(96,239)

Three months ended January 31, 2019 and 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, November 1, 2018	5,871,250	$5,871	$58,824	$(64,645)	$50

Net loss for the period	–	–	–	(36,696)	(36,696)

Balance, January 31, 2019	5,871,250	$5,871	$58,824	$(101,341)	$(36,646)

Balance, November 1, 2019	5,871,250	$5,871	58,824	$(154,340)	$(89,645)

Net loss for the period	–	–	–	(6,594)	(6,594)

Balance, January 31, 2020	5,871,250	$5,871	$58,824	$(160,934)	$(96,239)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

	Nine months ended January 31, 2020	Nine months ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,997)	$(92,571)
Changes in operating assets and liabilities
Other payable and accruals	7,215	–
Net cash used in operating activities – continuing operations	(38,782)	(92,571)
Net cash provided by operating activities – discontinued operations	–	57,104
NET CASH USED IN OPERATING ACTIVITIES	(38,782)	(35,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	38,782	31,096
Net cash provided by financing activities – continuing operations	38,782	31,096
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,782	31,096

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(4,371)

Cash and cash equivalents, beginning of period	–	4,421

Cash and cash equivalents, end of period	$–	$50

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness for related party loans	$–	$13,770

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form–10Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of April 30, 2019 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2020 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2019.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.) (the “Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada. The Company has ceased its operations in October 2018. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. From November 1, 2018, the Company is considered as a shell company.

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

Note 3 – GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $45,997 for the nine months ended January 31, 2020 and an accumulated deficit of $160,934.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

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

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (ASC) topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s loan from related party approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method in accordance with the provisions of ASC 740 “Income Taxes”. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed financial statements. No revenue was generated in the three and nine months ended January 31, 2020 and 2019, from the continuing operation.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2020 and April 30, 2019, there were no differences between our comprehensive loss and net loss.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

Recently adopted accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and subsequently amended this update by issuing additional ASU’s that provided clarification and further guidance for areas identified as potential implementation issues. ASU 2016-02 requires a two-fold approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with original terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodologies for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption was permitted. The ASU’s transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption using the alternative transition method. The Company determined that the provisions of ASU 2016-02 did not have an impact on its Condensed Statements of Income, Condensed Balance Sheets or Condensed Statements of Cash Flows.

Recently issued accounting pronouncements:

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption will have on its Condensed Statements of Income, Condensed Balance Sheets or Condensed Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses.

Management has reviewed all recently issued, but not yet effective, accounting pronouncements and believes none of these pronouncements will have a material impact on the financial statements of the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

Note 5 – RELATED PARTY LOANS

Related party loan represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of January 31, 2020 and April 30, 2019, the Company had 5,871,250 and 5,871,250 shares of common stock issued and outstanding respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2020, the Company had no material commitments and contingencies.

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of January 31, 2020 and April 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

The valuation allowance at January 31, 2020 was $33,796. The net change in valuation allowance during the three and nine months ended January 31, 2020 was $1,385 and $9,660. In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2020 and 2019. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $160,934 at January 31, 2020, expiring through 2040. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2020 (Unaudited)	As of January 31, 2019 (Unaudited)
Non-current deferred tax assets:
Net operating loss carryforward	$(160,934)	$(101,341)

Total deferred tax assets	(33,796)	(21,282)
Valuation allowance	33,796	21,282
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended January 31, 2020 as follows:

	Nine months ended January 31, 2020 (Unaudited)	Nine months ended January 31, 2019 (Unaudited)
Computed "expected" tax benefit	$(33,796)	$(21,282)
Change in valuation allowance	33,796	21,282
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to January 31, 2020 to the date these financial statements were available to be issued, March 19, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate Overview

Yijia Group Corp. was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We ceased and discontinued our operations. At January 31, 2020, we are a shell company.

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

Results of operation for the three months ended January 31, 2020 and 2019:

Revenue

During the three months ended January 31, 2020, the Company had no operations.

There was no revenue and cost of sales from continuing operations for the three months ended January 31, 2020 and 2019. Operating expenses from continuing operations for the three months ended January 31, 2020 and 2019 was $6,594 and $36,696. Operating expenses mainly consist of audit fee and filing fee.

Net Loss

The net loss for the three months ended January 31, 2020 and 2019 was $6,594 and $36,696 accordingly.

Results of operation for the nine months ended January 31, 2020 and 2019:

Revenue

During the nine months ended January 31, 2020, the Company had no operations.

There was no revenue and cost of sales from continuing operations for the nine months ended January 31, 2020 and 2019. Operating expenses from continuing operations for the nine months ended January 31, 2020 and 2019 was $45,997 and $ 58,215. Operating expenses mainly consist of audit fee and filing fee.

Net Loss

The net loss for the nine months ended January 31, 2020 and 2019 was $45,997 and $92,571 accordingly.

Liquidity and capital resources

As at January 31, 2020, our current liabilities were $96,239 ($50,242 as of April 30, 2019) and stockholders’ deficit was $96,239 (stockholders’ deficit of $50,242 as of April 30, 2019) from continuing operations.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2020, net cash flows used in operating activities was $38,782 from continuing operation.

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2019, net cash flows used in operating activities was $35,467 from continuing operation.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2020, net cash flows provided by financing activities was $38,782 from proceeds of related party loans from continuing operation.

For the nine months ended January 31, 2019, net cash flows provided by financing activities was $31,096 from proceeds of related party loans from continuing operation.

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

Our cash balance is $0 as of January 31, 2020. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital or loans to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2020.

Yijia Group Corp.

By:

/s/ Shaoyin WU	March 20, 2020
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	March 20, 2020
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

