Form 10-K
period 2020-04-30
YIJIA GROUP CORP.
filed 2020-08-05
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol (“YJGJ”).

The number of shares outstanding of the issuer's common stock, as of August 4, 2020 was 5,871,250.

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

Corporate Overview

Yijia Group Corp. (the “Company”, “we”, “us”) was incorporated in the State of Nevada on January 25, 2017 and has a fiscal year that ends on April 30. The company’s former name name was Soldino Group Corp. We are a development-stage company formed to commence operations in the manufacturing and distribution of work wear. We ceased and discontinued our operations in the second fiscal quarter of 2018.  As such, we accounted for all of our assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceedings.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of April 30, 2020 had a stockholders deficit of $122,576. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2020 or 2019.

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

Offices

Our office is located at Unit 1623, Tianxia International Center B, Taoyuan Road, Nanshan District, Shenzhen, Guangdong. The PRC. Our telephone number is: +86 0755 3397 5792.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of work wear and operation of any facility in any jurisdiction in which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals to conduct our business. However, we will have to comply with all applicable export and import regulations should we recommence our operations.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During the fiscal year ended April 30, 2020, our common stock was quoted on the OTC under the symbol YJGJ with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Number of Holders

As of August 4, 2020, 5,871,250 issued and outstanding shares of common stock were held by a total of seven shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2020.

Transfer Agent and Registrar

The transfer agent and registrar for the Company’s common stock is Action Stock Transfer Corporation at 2469 E. Fort Union Blvd, Suite 214 Salt Lake City, UT 84121. The telephone number is: (801) 274-1088.

Equity Compensation Plan Information

We do not have any equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2020.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2020.

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

We will require additional capital to meet our long term operating goals. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operation for the years ended April 30, 2020 and April 30, 2019:

Revenue

During the year ended April 30, 2019, the Company had discontinued its operations as of October 31, 2018.

There was no revenue and cost of sales from continuing operations for the years ended April 30, 2020 and 2019. Operating expenses from continuing operations for the years ended April 30, 2020 and 2019 were $72,334 and $71,811, respectively. Our net loss from discontinued operations for the years ended April 30, 2020 and 2019 was $0 and $34,356, respectively.

Net Loss

The net loss for the years ended April 30, 2020 and 2019 was $72,334 and $106,167 accordingly.

Liquidity and capital resources

As of April 30, 2020 and 2019, our total assets were $0.

As of April 30, 2020, our current liabilities were $122,576 ($50,242 as of April 30, 2019) and stockholders’ deficit was $122,576 ($50,242 as of April 30, 2019).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operation activities. For the fiscal year ended April 30, 2020, net cash flows used in operating activities was $53,579, which consisted of increase in accruals and other payables.

We have not generated positive cash flows from operating activities. For the year ended April 30, 2019, net cash flow used in operating activities was $106,167 from continuing operations and net cash flow provided by operating activities was $57,054 from discontinued operation.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended April 30, 2020, net cash flow provided by financing activities was $53,579 from proceeds of related party loans.

For the year ended April 30, 2019, net cash flow provided by financing activities was $44,692 from proceeds of related party loans from continuing operation.

Our cash balance is $0 as of April 30, 2020. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

APRIL 30, 2020 AND APRIL 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yijia Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yijia Group Corp. (the “Company”) as of April 30, 2020 and 2019, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the years ended April 30, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Exelient PAC

Exelient PAC

We have served as the Company’s auditor since 2019.

Singapore

August 5, 2020

YIJIA GROUP CORP.

BALANCE SHEETS

AS OF APRIL 30, 2020 AND APRIL 30, 2019

	April 30, 2020	April 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accruals and other payable	$18,755	$–
Related Party Loans	103,821	50,242
Total Current Liabilities	122,576	50,242

Total Liabilities	122,576	50,242

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(187,271)	(114,937)
Total Stockholders’ Deficit	(122,576)	(50,242)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Year ended April 30, 2020	Year ended April 30, 2019

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	72,334	71,811
TOTAL OPERATING EXPENSES	(72,334)	(71,811)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(72,334)	(71,811)

PROVISION FOR INCOME TAXES	–	–

Net loss from continuing operations	(72,334)	(71,811)

Net loss from discontinued operations	–	(34,356)

NET LOSS	$(72,334)	$(106,167)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 1, 2018	5,871,250	$5,871	$45,054	$(8,770)	$(42,155)

Forgiveness of related party loans	–	–	13,770	–	13,770

Net loss for the year	–	–	–	(106,167)	(106,167)

Balance, April 30, 2019	5,871,250	$5,871	$58,824	$(114,937)	$(50,242)

Net loss for the year	–	–	–	(72,334)	(72,334)

Balance, April 30, 2020	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Year ended April 30, 2020	Year ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,334)	$(106,167)

Changes in operating assets and liabilities
Accruals and other payable	18,755	–

CASH FLOWS USED IN OPERATING ACTIVITIES – continuing operation	(53,579)	(106,167)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES – discontinued operations	–	57,054
CASH FLOWS USED IN OPERATING ACTIVITIES	(53,579)	(49,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	53,579	44,692
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	53,579	44,692

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(4,421)

Cash and cash equivalents, beginning of year	–	4,421

Cash and cash equivalents, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated as Soldino Group Corp. on January 25, 2017 under the laws of the State of Nevada, United States of America. The Company has ceased its operations as of October 2018. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. As of November 1, 2018, the Company is a shell company. On November 15, 2018, the Company changed its name to Yijia Group Corp.

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms. Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission (the “SEC”). Prior to Ms. Fiorin’s, resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as new board members of the Company together with Mr. Jian Yang.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $72,334 for the year ended April 30, 2020 and an accumulated deficit of $187,271.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year is April 30.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy organizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Uncertain tax positions

The company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended April 30, 2020 and 2019.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

Revenue Recognition

The Company recognizes revenue in accordance with “ASC” No. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the years ended April 30, 2020 and 2019, no revenues were generated.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2020 and 2019, there were no differences between our comprehensive loss and net loss.

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

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in Fiscal 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company does not plan to adopt ASU 2017-04 early and is in the process of determining the effect that ASU 2017-04 may have; however, the Company expects the new standard to have an immaterial effect on its financial statements when adopted in Fiscal 2021.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current generally accepted accounting principles U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in Fiscal 2023.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

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

The following table presents the assets and liabilities of the discontinued business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Balance Sheets:

	April 30, 2020	April 30, 2019
ASSETS
Current Assets
Prepaid expenses	$–	$–
Inventory	–	–
Total Current Assets	–	–
Fixed Assets – plant and equipment
Total Fixed Assets	–	–
Assets of Discontinued Operation	$–	$–

The following table presents the Discontinued Operations in the Statement of Operations:

	Year ended April 30, 2020	Year ended April 30, 2019

Revenues	$–	$11,210

Cost of goods	–	(320)
GROSS PROFIT	–	10,890

OPERATING EXPENSES
General and Administrative Expenses	–	45,246

TOTAL OPERATING EXPENSES	–	(45,246)

LOSS FROM DISCONTINUED OPERATIONS	$–	$(34,356)

The following table presents the discontinued business in the Statement of Cash Flows:

	Year ended April 30, 2020	Year ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$–	$–
Adjustments to reconcile net income to net cash provided by operating activities:
Forgiveness of related party loan	–	13,720
Write-off of fixed assets	–	31,061
Write-off of inventories	–	6,833
Changes in operating assets and liabilities
Increase in prepaid expenses	–	5,440
Cash flows provided by operating activities – discontinued operations	$–	$57,054

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 5,871,250 shares of common stock issued and outstanding as of April 30, 2020 and 2019.

Note 6 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2020 and 2019, the Company has no material commitments or contingencies.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2020 and 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2020 and 2019 was $39,327 and $24,136. The net change in valuation allowance during the years ended April 30, 2020 and 2019 was $15,191 and $22,294. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2020 and 2019.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $187,271 and $114,937 at April 30, 2020 and 2019, expiring through 2040. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2020	As of April 30, 2019
Non-current deferred tax assets:
Net operating loss carryforward	$(187,271)	$(114,937)

Total deferred tax assets	(39,327)	(24,136)
Valuation allowance	39,327	24,136
Net deferred tax assets	$–	$–

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended April 30, 2020 and 2019 as follows:

	Year ended April 30, 2020	Year ended April 30, 2019
Computed "expected" tax benefit	$(39,327)	$(24,136)
Change in valuation allowance	39,327	24,136
Actual tax benefit	$–	$–

Note 8 – RELATED PARTY TRANSACTIONS

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the years presented.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to April 30, 2020 to the date these financial statements were available to be issued, August 5, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’ s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position
Shaoyin WU	38	Chairman of the Board of Directors, Chief Executive Officer and President
Kim Lee POH	58	Chief Financial Officer, Director and Secretary
Jian YANG	45	Director

Ms. Wu, has served as President and Chief Executive Officer since November 10, 2018. Ms. Wu has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since August 2013 and is in charge of the formulation of its policy and strategy and the management of its global research center and Hong Kong and Macau operation. Ms. Wu is a graduate of The Open University of China in administration and management.

Mr. Poh has served as Chief Financial Officer, Director and Secretary since November 10, 2018 and has held several senior management positions with various Asian companies. He has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since November 2013 and is in charge of establishing its overseas business. Mr. Poh previously served as a vice president (overseas operations) of Leading Global Sdn Bhd, a Malaysian company operating in the sales and marketing of cosmetics and health products and was in charge of its overseas business development and operation set up, from July 2012 to December 2013. He was the chief financial officer of Phydoly Biotechnology Sdn Bhd, a Malaysian company operating in the sales and marketing of energy and health products, from June 2005 to December 2006. Mr. Poh attended Systematic College in Malaysia studying Chartered Institute of Management Accountants Stage 2.

Mr. Yang has served as a Director since November 10, 2018. Mr. Yang has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since February 2014 and is in charge of its global information management center. Mr. Yang is a graduate of Beijing Normal University in mathematics.

Term of office

Our director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of April 30, 2020 and 2019:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Shaoyin WU Chief Executive Officer and President	2019 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kim Lee POH Chief Financial Officer and Secretary	2019 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

The officers agreed to work with no remuneration until such time as the Company will receive sufficient revenues necessary to provide management salaries. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement pursuant to any existing plan by the company or any of its subsidiaries.

Director Compensation

The following table sets forth director compensation as of April 30, 2020 and 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shaoyin WU	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kim Lee POH	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jian YANG	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 4, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Bobo CHEN	860,000	14.65%
Common Stock	Bo JIANG	980,000	16.6 9%
Common Stock	Tao LIU	780.000	13.29%
Common Stock	Kim Lee POH	951,250	16.20%
Common Stock	Shaoyin WU	820,000	13.97%
Common Stock	Jian YANG	720,000	12.26%
Common Stock	Lixin ZHENG	760,000	12.94%
All Officers and Directors as a Group		2,491,250	42.43%

As of August 4, 2020, there were 5,871,250 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

In October 2018, the former officer and director of the Company opted to forgive the  related party loans with Aurora Fiorin and waive its right for repayment. The total amount forgiven was $13,720.

Also, in October 2018, the Company terminated the service agreement with Antonio Bini. No shares were issued for his services of Marketing Campaign Improvement and Empowerment for the Company.

As of April 30, 2020 and 2019, the related party advance of $103,821 and $50,242 represents temporary advances by the director, Shaoyin Wu of the Company, which is unsecured, interest-free and has no fixed terms of repayment.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director.

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

	Years ended April 30,
	2020	2019

Audit fees (1)	$24,000	$15,300

Audit related fees (2)	–	–

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Accounting Officer. pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition
101.DEF	Linkbase, XBRL Taxonomy Extension Labels
101.LAB	Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yijia Group Corp.

By:

/s/ Shaoyin WU	August 5, 2020
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	August 5, 2020
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaoyin WU	August 5, 2020
Shaoyin WU, Director
Chief Executive Officer

/s/ Kim Lee POH	August 5, 2020
Kim Lee POH, Director
Chief Financial Officer

/s/ Jian YANG	August 5, 2020

Jian YANG, Director

