Form 10-Q
period 2020-10-31
YIJIA GROUP CORP.
filed 2020-11-25
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of the issuer's common stock, as of November 25, 2020 was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2020 AND APRIL 30, 2020

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2020 (Unaudited)	April 30, 2020 (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$11,816	$18,755
Amount due to a related party	134,392	103,821
Total Current Liabilities	146,208	122,576

Total Liabilities	146,208	122,576

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(210,903)	(187,271)
Total Stockholders’ Deficit	(146,208)	(122,576)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended October 31		For the six months ended October 31
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	12,385	19,519	23,632	39,403
TOTAL OPERATING EXPENSES	12,385	19,519	23,632	39,403

LOSS FROM OPERATIONS BEFORE INCOME TAX	(12,385)	(19,519)	(23,632)	(39,403)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(12,385)	$(19,519)	$(23,632)	$(39,403)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the three and six months ended October 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2020 (Audited)	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the period	–	–	–	(11,247)	(11,247)

Balance, July 31, 2020	5,871,250	$5,871	58,824	$(198,518)	$(133,823)

Net loss for the period	–	–	–	(12,385)	(12,385)

Balance, October 31, 2020	5,871,250	$5,871	$58,824	$(210,903)	$(146,208)

For the three and six months ended October 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2019 (Audited)	5,871,250	$5,871	$58,824	$(114,937)	$(50,242)

Net loss for the period	–	–	–	(19,884)	(19,884)

Balance, July 31, 2019	5,871,250	$5,871	58,824	$(134,821)	$(70,126)

Net loss for the period	–	–	–	(19,519)	(19,519)

Balance, October 31, 2019	5,871,250	$5,871	$58,824	$(154,340)	$(89,645)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Six months ended October 31, 2020	Six months ended October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,632)	$(39,403)
Changes in operating assets and liabilities:
Other payable and accruals	(6,939)	7,836
NET CASH USED IN OPERATING ACTIVITIES	(30,571)	(31,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	30,571	31,567
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,571	31,567

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	–

Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), the instructions to Form –Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of April 30, 2020 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2020.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (formerly, Soldino Group Corp.) (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America. The Company has ceased its operations in October 2018. As such, the Company accounted for all of its assets, liabilities and results of operations up to October 31, 2018 as discontinued operations. From November 1, 2018, the Company is a shell company.

On October 31, 2018, Aurora Fiorin resigned as the President, Treasurer, Secretary and Director of the Company. Ms. Fiorin’s resignation as President, Treasurer and Secretary was effective immediately. Ms. Fiorin’s resignation as a Director was effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission (the “SEC”). Prior to Ms. Fiorin’s resignation, she appointed Ms. Shaoyin Wu as the new President and Chief Executive Officer of the Company and Mr. Kim Lee Poh as the Company’s new Chief Financial Officer and Secretary. Messrs. Wu and Poh were appointed as the new board members of the Company together with Mr. Jian Yang.

On November 15, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with Nevada’s Secretary of State to change its name to Yijia Group Corp.

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $23,632 for the six months ended October 31, 2020 and an accumulated deficit of $210,903.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

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

Fair Value of Financial Instruments

Accounting Standard Codification (“ASC”) topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s amount due to a related party approximates its fair value due to their short-term maturity.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended October 31, 2020 and 2019.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

Revenue Recognition

The Company recognizes revenue in accordance with “ASC” No. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue was generated for the three and six months ended October 31, 2020 and 2019.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2020 and April 30, 2020, there were no differences between our comprehensive loss and net loss.

Related parties

Parties, which can be a corporation or individual, are considered to be if the entities have the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

Certain reclassifications have been made to the financial statements for the prior periods to present that information on a basis consistent with the current period.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

Note 5 – AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of October 31, 2020 and April 30, 2020, the Company had 5,871,250 and 5,871,250 shares of common stock issued and outstanding, respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2020, the Company has no material commitments and contingencies.

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2020 and April 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

The valuation allowance at October 31, 2020 was $44,290. The net change in valuation allowance during the six months ended October 31, 2020 was $4,963. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2020 and 2019.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $210,903 at October 31, 2020, expiring through 2039. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2020 (Unaudited)	As of April 30, 2020 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(210,903)	$(187,271)

Total deferred tax assets	(44,290)	(39,327)
Valuation allowance	44,290	39,327
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended October 31, 2020 as follows:

	Six months ended October 31, 2020 (Unaudited)	Six months ended October 31, 2019 (Unaudited)
Computed "expected" tax benefit	$(44,290)	$(32,411)
Change in valuation allowance	44,290	32,411
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2020 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Corporate Overview

Yijia Group Corp. was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We ceased and discontinued our operations on October 31, 2018. At October 31, 2020, we are a shell company.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or been involved in any kind of legal proceedings.

Insurance

We do not maintain insurance and do not intend to maintain insurance in the future. Because we do not haveinsurance, if we were to be made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Results of operation for the three months ended October 31, 2020 and October 31, 2019:

Revenue

There was no revenue and cost of sales for the three months ended October 31, 2020 and 2019. Operating expenses for the three months ended October 31, 2020 and 2019 was $12,385 and $19,519, respectively .

Net Loss

The net loss for the three months ended October 31, 2020 and 2019 was $12,385 and $19,519, respectively.

Results of operation for the six months ended October 31, 2020 and October 31, 2019:

Revenue

There was no revenue and cost of sales for the six months ended October 31, 2020 and 2019. Operating expenses for the six months ended October 31, 2020 and 2019 was $23,632 and $ 39,403, respectively.

Net Loss

The net loss for the six months ended October 31, 2020 and 2019 was $23,632 and $39,403, respectively.

Liquidity and capital resources

As at October 31, 2020, our current liabilities were $146,208 ($122,576 as of April 30, 2020) and stockholders’ deficit was $146,208 (stockholders’ deficit of $122,576 as of April 30, 2020).

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended October 31, 2020, net cash flows used in operating activities was $30,571.

For the six months ended October 31, 2019, net cash flows used in operating activities was $31,567.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended October 31, 2020, net cash flows provided by financing activities was $30,571 from proceeds of related party loans.

For the six months ended October 31, 2019, net cash flows provided by financing activities was $31,567 from proceeds of related party loans.

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

Our cash balance is $0 as of October 31, 2020. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2020.

Yijia Group Corp.

By:

/s/ Shaoyin WU	November 25, 2020
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	November 25, 2020
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

