Form 10-Q
period 2021-01-31
YIJIA GROUP CORP.
filed 2021-06-21
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the issuer's common stock, as of June 21, 2021 was 5,871,250

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2021 AND APRIL 30, 2020

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2021 (Unaudited)	April 30, 2020 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$3,000	$18,755
Amount due to a related party	146,107	103,821
Total Current Liabilities	149,107	122,576

Total Liabilities	149,107	122,576

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(213,802)	(187,271)
Total Stockholders’ Deficit	(149,107)	(122,576)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended January 31		For the nine months ended January 31
	2021	2020	2021	2020
Revenues	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	2,899	6,594	26,531	45,997
TOTAL OPERATING EXPENSES	2,899	6,954	26,531	45,997

LOSS FROM OPERATIONS BEFORE INCOME TAX	(2,899)	(6,594)	(26,531)	(45,997)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(2,899)	$(6,594)	$(26,531)	$(45,997)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the three and nine months ended January 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2020 (Audited)	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the period	–	–	–	(11,247)	(11,247)

Balance, July 31, 2020	5,871,250	$5,871	$58,824	$(198,518)	$(133,823)

Net loss for the period	–	–	–	(12,385)	(12,385)

Balance, October 31, 2020	5,871,250	$5,871	$58,824	$(210,903)	$(146,208)

Net loss for the period	–	–	–	(2,899)	(2,899)

Balance, January 31, 2021	5,871,250	$5,871	$58,824	$(213,802)	$(149,107)

For the three and nine months ended January 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2019 (Audited)	5,871,250	$5,871	$58,824	$(114,937)	$(50,242)

Net loss for the period	–	–	–	(19,884)	(19,884)

Balance, July 31, 2019	5,871,250	$5,871	$58,824	$(134,821)	$(70,126)

Net loss for the period	–	–	–	(19,519)	(19,519)

Balance, October 31, 2019	5,871,250	$5,871	$58,824	$(154,340)	$(89,645)

Net loss for the period	–	–	–	(6,594)	(6,594)

Balance, January 31, 2020	5,871,250	$5,871	$58,824	$(160,934)	$(96,239)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Nine months ended January 31, 2021	Nine months ended January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,531)	$(45,997)
Changes in operating assets and liabilities:
Other payable and accruals	(15,755)	7,215
NET CASH USED IN OPERATING ACTIVITIES	(42,286)	(38,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	42,286	38,782
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,286	38,782

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	–

Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of April 30, 2020 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2021 or for any future period.

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

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $26,531 for the nine months ended January 31, 2021 and an accumulated deficit of $213,802.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended January 31, 2021 and 2020.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

Revenue Recognition

The Company recognizes revenue in accordance with “ASC” No. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue was generated for the three and nine months ended January 31, 2021 and 2020.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2021 and April 30, 2020, there were no differences between our comprehensive loss and net loss.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the entities have the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

Certain reclassifications have been made to the financial statements for the prior periods to present that information on a basis consistent with the current period.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the nine-month period ended January 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

Note 5 – AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of January 31, 2021 and April 30, 2020, the Company had 5,871,250 and 5,871,250 shares of common stock issued and outstanding, respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2021, the Company has no material commitments and contingencies.

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of January 31, 2021 and April 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2021 was $44,898. The net change in valuation allowance during the nine months ended January 31, 2021 was $5,571. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2021 and 2020.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $213,802 at January 31, 2021, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2021 (Unaudited)	As of April 30, 2020 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(213,802)	$(187,271)

Total deferred tax assets	(44,898)	(39,327)
Valuation allowance	44,898	39,327
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended January 31, 2021 as follows:

	Nine months ended January 31, 2021 (Unaudited)	Nine months ended January 31, 2020 (Unaudited)
Computed "expected" tax benefit	$(44,898)	$(33,796)
Change in valuation allowance	44,898	33,796
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to January 31, 2021 to the date these condensed financial statements were available to be issued, June 18, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Corporate Overview

Yijia Group Corp. was incorporated in the State of Nevada on January 25, 2017 and established a fiscal year end of April 30. We are a development-stage company formed to commence operations in the distribution and sewing of work wear. We ceased and discontinued our operations on October 31, 2018. At January 31, 2021, we are a shell company.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or been involved in any kind of legal proceedings.

Insurance

We do not maintain insurance and do not intend to maintain insurance in the future. Because we do not have insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Results of operation for the three months ended January 31, 2021 and 2020:

Revenue

There was no revenue and cost of sales for the three months ended January 31, 2021 and 2020. Operating expenses for the three months ended January 31, 2021 and 2020 was $2,899 and $6,594.

Net Loss

The net loss for the three months ended January 31, 2021 and 2020 was $2,899 and $6,594 accordingly.

Results of operation for the nine months ended January 31, 2021 and 2020:

Revenue

There was no revenue and cost of sales for the nine months ended January 31, 2021 and 2020. Operating expenses for the nine months ended January 31, 2021 and 2020 was $26,531 and $45,997.

Net Loss

The net loss for the nine months ended January 31, 2021 and 2020 was $26,531 and $45,997 accordingly.

Liquidity and capital resources

As at January 31, 2021, our current liabilities were $149,107 ($122,576 as of April 30, 2020) and stockholders’ deficit was $149,107 (stockholders’ deficit of $122,576 as of April 30, 2020).

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended January 31, 2021, net cash flows used in operating activities was $42,286.

For the nine months ended January 31, 2020, net cash flows used in operating activities was $38,782.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2021, net cash flows provided by financing activities was $42,286 from proceeds from a related party.

For the nine months ended January 31, 2020, net cash flows provided by financing activities was $38,782 from proceeds from a related party.

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

Our cash balance is $0 as of January 31, 2021. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2021.

Yijia Group Corp.

By:

/s/ Shaoyin WU	June 21, 2021
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	June 21, 2021
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

