Form 10-K
period 2021-04-30
YIJIA GROUP CORP.
filed 2021-07-01
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2021

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

Taoyuan Road, Nanshan District, Shenzhen, Guangdong, PRC

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer ”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol (“YJGJ”).

The number of shares outstanding of the issuer's common stock, as of July 1, 2021 was 5,871,250.

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

Corporate Overview

Yijia Group Corp. (the “Company”, “we”, “us”) was incorporated in the State of Nevada on January 25, 2017 and has a fiscal year that ends on April 30. The company’s former name was Soldino Group Corp. We are a development-stage company formed to commence operations in the manufacturing and distribution of work wear. We ceased and discontinued our operations in the second fiscal quarter of 2018.  As such, we accounted for all of our assets, liabilities and results of operations up to October 31, 2018 as discontinued operations.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or been involved in any kind of legal proceedings.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of April 30, 2021 had a stockholders deficit of $174,670. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2021 and 2020.

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

Offices

Our office is located at Unit 1623, Tianxia International Center B, Taoyuan Road, Nanshan District, Shenzhen, Guangdong, PRC. Our telephone number is +86 0755 3397 5792

Government Regulation

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During the fiscal year ended April 30, 2021, our common stock was quoted on the OTC under the symbol YJGJ with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Number of Holders

As of July 1, 2021, 5,871,250 issued and outstanding shares of common stock were held by a total of seven shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2021.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2021.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2021.

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

Results of operation for the years ended April 30, 2021 and April 30, 2020:

Revenue

There was no revenue and cost of sales for the years ended April 30, 2021 and 2020. Operating expenses for the years ended April 30, 2021 and 2020 were $52,094 and $72,334, respectively.

Net Loss

The net loss for the years ended April 30, 2021 and 2020 was $52,094 and $72,334 accordingly.

Liquidity and capital resources

As of April 30, 2021 and 2020, our total assets were $0.

As of April 30, 2021, our current liabilities were $174,670 ($122,576 as of April 30, 2020) and stockholders’ deficit was $174,670 ($122,576 as of April 30, 2020).

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended April 30, 2021, we have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $42,286, which consisted of increase in accruals and other payables.

For the year ended April 30, 2020, we have not generated positive cash flows from operating activities. Net cash flow used in operating activities was $53,579, which consisted of increase in accruals and other payables.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended April 30, 2021, net cash flow provided by financing activities was $42,286 from proceeds from a related party.

For the year ended April 30, 2020, net cash flow provided by financing activities was $53,579 from proceeds from a related party.

Our cash balance is $0 as of April 30, 2021. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

APRIL 30, 2021 AND APRIL 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Yijia Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yijia Group Corp. (the “Company”) as of April 30, 2021 and 2020, and the related statements of operations, of changes in stockholders’ deficit, and  of cash flows for the years ended April 30, 2021 and 2020, including  the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Exelient PAC

We have served as the Company’s auditor since 2019.

Singapore

June 30, 2021

YIJIA GROUP CORP.

BALANCE SHEETS

AS OF APRIL 30, 2021 AND APRIL 30, 2020

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accruals and other payable	$28,563	$18,755
Amount due to a related party	146,107	103,821
Total Current Liabilities	174,670	122,576

Total Liabilities	174,670	122,576

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(239,365)	(187,271)
Total Stockholders’ Deficit	(174,670)	(122,576)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Year ended April 30, 2021	Year ended April 30, 2020

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	52,094	72,334
TOTAL OPERATING EXPENSES	(52,094)	(72,334)

LOSS BEFORE INCOME TAX	(52,094)	(72,334)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(52,094)	$(72,334)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2019	5,871,250	$5,871	$58,824	$(114,937)	$(50,242)

Net loss for the year	–	–	–	(72,334)	(72,334)

Balance, April 30, 2020	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the year	–	–	–	(52,094)	(52,094)

Balance, April 30, 2021	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Year ended April 30, 2021	Year ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,094)	$(72,334)

Changes in operating assets and liabilities
Accruals and other payable	9,808	18,755

CASH FLOWS USED IN OPERATING ACTIVITIES	(42,286)	(53,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	42,286	53,579

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,286	53,579

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	–

Cash and cash equivalents, beginning of year	–	–

Cash and cash equivalents, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $52,094 for the year ended April 30, 2021 and an accumulated deficit of $239,365.

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended April 30, 2021 and 2020.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

Revenue Recognition

The Company recognizes revenue in accordance with ASC No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the years ended April 30, 2021 and 2020, no revenues were generated.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021 and 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2021 and 2020, there were no differences between our comprehensive loss and net loss.

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s financial statements as of and for the year ended April 30, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its financial statements.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

Note 4 – COMMON STOCK

Authorized shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of April 30, 2021 and 2020, there were 5,871,250 shares of common stock issued and outstanding.

Note 5 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2021 and 2020, the Company has no material commitments or contingencies.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2021 and 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

The valuation allowance at April 30, 2021 and 2020 was $50,267 and $39,327. The net change in valuation allowance during the years ended April 30, 2021 and 2020 was $10,940 and $15,191. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2021 and 2020.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $239,365 and $187,271 at April 30, 2021 and 2020, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2021	As of April 30, 2020
Non-current deferred tax assets:
Net operating loss carryforward	$(239,365)	$(187,271)

Total deferred tax assets	(50,267)	(39,327)
Valuation allowance	50,267	39,327
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended April 30, 2021 and 2020 as follows:

	Year ended April 30, 2021	Year ended April 30, 2020
Computed "expected" tax benefit	$(50,267)	$(39,327)
Change in valuation allowance	50,267	39,327
Actual tax benefit	$–	$–

Note 7 – RELATED PARTY TRANSACTIONS

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to April 30, 2021 to the date these financial statements were available to be issued, June 30, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position
Shaoyin WU	39	Chairman of the Board of Directors, Chief Executive Officer and President
Kim Lee POH	59	Chief Financial Officer, Director and Secretary
Jian YANG	46	Director

Ms. Wu has served as President and Chief Executive Officer since November 10, 2018. Ms. Wu has served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since August 2013 and is in charge of the formulation of its policy and strategy and the management of its global research center and Hong Kong and Macau operation. Ms. Wu is a graduate of The Open University of China in administration and management.

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

Mr. Yang has served as a Director since November 10, 2018 and had served as a group vice president of Yi Jia International Group Limited operating in the sales and marketing of skin care products since February 2014 and is in charge of its global information management center. Mr. Yang is a graduate of Beijing Normal University in mathematics.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of April 30, 2021 and 2020:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Shaoyin WU Chief Executive Officer and President	2020 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kim Lee POH Chief Financial Officer and Secretary	2020 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of April 30, 2021 and 2020:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Bobo CHEN	860,000	14.65%
Common Stock	Bo JIANG	980,000	16.69%
Common Stock	Tao LIU	780.000	13.29%
Common Stock	Kim Lee POH	951,250	16.20%
Common Stock	Shaoyin WU	820,000	13.97%
Common Stock	Jian YANG	720,000	12.26%
Common Stock	Lixin ZHENG	760,000	12.94%
All Officers and Directors as a Group		2,491,250	42.43%

As of June 30, 2021, there were 5,871,250 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of April 30, 2021 and 2020, the amount due to a related party of $146,107 and $103,821 represents temporary advances by the director, Shaoyin Wu of the Company, which is unsecured, interest-free and has no fixed terms of repayment.

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

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the years ended April 30, 2021 and 2020 were as follows:

	Years ended April 30,
	2021	2020

Audit fees (1)	$16,200	$24,000

Audit related fees (2)	–	–

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Accounting Officer. pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition
101.DEF	Linkbase, XBRL Taxonomy Extension Labels
101.LAB	Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yijia Group Corp.

By:

/s/ Shaoyin WU	July 1, 2021
Shaoyin WU Chief Executive Officer (Principal Executive Officer)

/s/ Kim Lee POH	July 1, 2021
Kim Lee POH Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaoyin WU	July 1, 2021
Shaoyin WU, Director
Chief Executive Officer

/s/ Kim Lee POH	July 1, 2021
Kim Lee POH, Director
Chief Financial Officer

/s/ Jian YANG	July 1, 2021

Jian YANG, Director

