Form 10-Q
period 2021-07-31
YIJIA GROUP CORP.
filed 2021-08-20
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2583762
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

30 N Gould St, Suite 22545, Sheridan, WY	82801
(Address of principal executive offices)	(Zip Code)

Tel: +1 310-266-3738

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The number of shares outstanding of the issuer's common stock, as of August 20, 2021 was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2021 AND APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2021 (Unaudited)	April 30, 2021 (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$32,107	$28,563
Amount due to a related party	–	146,107
Total Current Liabilities	32,107	174,670

Total Liabilities	32,107	174,670

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(96,802)	(239,365)
Total Stockholders’ Deficit	(32,107)	(174,670)

Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020

Revenues	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	10,486	11,247
TOTAL OPERATING EXPENSES	(10,486)	(11,247)

Other income
Gain from forgiveness of debts	153,049	–

INCOME (LOSS) BEFORE INCOME TAX	142,563	(11,247)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$142,563	$(11,247)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.02	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2021 (Audited)	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the period	–	–	–	142,563	142,563

Balance, July 31, 2021	5,871,250	$5,871	$58,824	$(96,802)	$(32,107)

Balance, May 1, 2020 (Audited)	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the period	–	–	–	(11,247)	(11,247)

Balance, July 31, 2020	5,871,250	$5,871	$58,824	$(198,518)	$(133,823)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$142,563	$(11,247)
Adjustment for non-cash income and expenses:
Gain from forgiveness of related party debt	(153,049)	–
Changes in operating assets and liabilities:
Increase in other payable and accruals	3,544	11,247
NET CASH USED IN OPERATING ACTIVITIES	(6,942)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	6,942	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,942	–

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	–	–

Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10–Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of April 30, 2021 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2021.

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

On July 28, 2021, Barry Sytner, a non-affiliate of the registrant, purchased an aggregate of 5,066,250 common shares from Kim Lee Poh, Jian Yang and Shaoyin Wu, officers and directors of the registrant and from Jiang Bo, Chen Bo Bo and Zheng Lixing, other majority shareholders of the registrant. The purchase price for the common shares was paid from Mr. Sytner’s personal funds resulting in a change of control of the registrant. The common shares were transferred to Barry Sytner effective August 4, 2021. The 5,066,250 common shares represent 86.3% of the currently issued and outstanding common of the Company.

Also, on July 28, 2021, Shaoyin Wu, Kim Lee Poh and Jian Yang resigned as officers and directors of the Company.

Concurrently, on July 28, 2021, Barry Sytner, was appointed as Chief Executive Officer and Director of the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

Starting from July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, the Company entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, the Company will receive consulting fees of $5,000 and $10,000 per month, respectively. The term of the consulting agreements is for an initial three month period. Unless terminated in writing prior to the end of the period, the consulting agreement are renewable for successive three month periods.

Note 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $32,107 and an accumulated deficit of $96,802 at July 31, 2021.

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

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended July 31, 2021 and 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue was generated for the three months ended July 31, 2021 and 2020.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2021 and April 30, 2021, there were no differences between our comprehensive loss and net loss.

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

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

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

In December 2020, the FASB issued ASU No. 2020-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2020-12”). ASU 2020-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted but must involve the adoption of all amendments contained in ASU 2020-12 concurrently. The Company has not adopted ASU 2020-12 and is evaluating the potential impact of adoption on its financial statements.

Note 5 – AMOUNT DUE TO A RELATED PARTY

For the three months ended July 31, 2021, the amount of $153,049 was forgiven by a related party of the Company.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 5,871,250 shares of common stock issued and outstanding as of July 31, 2021 and April 30, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2021, the Company has no material commitments or contingencies.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of July 31, 2021 and April 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position on July 31, 2021, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on July 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance on July 31, 2021 was $20,328. The net change in valuation allowance during the three months ended July 31, 2021 was $29,939. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2021 and 2020. All tax years since inception remain open for examination only by taxing authorities of United States and State of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $96,802 as of July 31, 2021, expiring in 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2021 (Unaudited)	As of April 30, 2021 (Audited)
Non-current deferred tax assets:
Net operating loss carryforwards	$(96,802)	$(239,365)

Total deferred tax assets	(20,328)	(50,267)
Valuation allowance	20,328	50,267
Net deferred tax assets	$–	$–

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021

(UNAUDITED)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended July 31, 2021 as follows:

	Three months ended July 31, 2021 (Unaudited)	Three months ended July 31, 2020 (Unaudited)
Computed "expected" tax benefit	$(20,328)	$(50,267)
Change in valuation allowance	20,328	50,267
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to July 31, 2021 to the date these financial statements were available to be issued, August 20, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Offices

Our office was previously at Unit 1623, Tianxia International Center B, Taoyuan Road, Nanshan District, Shenzhen, Guangdong, People of Republic of China. Our current office is located at 30 N Gould St Suite 22545 Sheridan, WY 82801. Our telephone number is +1 310-266-3738.

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

On July 28, 2021, Barry Sytner, a non-affiliate of the registrant, purchased an aggregate of 5,066,250 common shares from Kim Lee Poh, Jian Yang and Shaoyin Wu, officers and directors of the registrant and from Jiang Bo, Chen Bo Bo and Zheng Lixing, other majority shareholders of the registrant.  The purchase price for the common shares was paid from Mr. Sytner’s personal funds resulting in a change of control of the registrant. The common shares were transferred to Barry Sytner effective August 4, 2021. The 5,066,250 common shares 86.3% of the currently issued and outstanding common of the Company.

Starting on July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, the Company entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, the Company will receive consulting fees of $5,000 and $10,000 per month, respectively. The term of the consulting agreements is for an initial three month period. Unless terminated in writing prior to the end of the period, the consulting agreement are renewable for successive three month periods.

Results of operation for the three months ended July 31, 2021 and July 31, 2020:

Revenue

During the three months ended July 31, 2021, the Company had no operations. Subsequently, the Company commenced its operation on July 30, 2021 and the Company is expected to bring the monthly income of $15,000.

There was no revenue and cost of sales for the three months ended July 31, 2021 and 2020. Operating expenses for the three months ended July 31, 2021 and 2020 were $10,486 and $52,094, respectively.

Net Income

The net income for the three months ended July 31, 2021was $142,563, due to a gain from forgiveness of related party debt.

The net loss for the three months ended July 31, 2020 was $52,094.

Liquidity and capital resources

As of July 31, 2021, our current liabilities were $32,107 ($174,670 as of April 30, 2021) and stockholders’ deficit was $96,802 (stockholders’ deficit of $239,365 as of April 30, 2021).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2021, net cash used in operating activities was $6,942.

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2020, net cash used in operating activities was $0.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended July 31, 2021, net cash provided by financing activities was $6,942 from proceeds of related party loans.

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

Our cash balance is $0 as of July 31, 2021. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2021.

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2021.

Yijia Group Corp.

By:

/s/ Barry Sytner	August 20, 2021
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

