Form 10-Q
period 2021-10-31
YIJIA GROUP CORP.
filed 2021-11-10
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of the issuer's common stock, as of November 10, 2021  was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2021 AND APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2021 (Unaudited)	April 30, 2021 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$31,693	$–

Total current assets	31,693	–

TOTAL ASSETS	$31,693	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$36,691	$28,563
Amount due to a related party	12,100	146,107
Total Current Liabilities	48,791	174,670

Total Liabilities	48,791	174,670

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(81,793)	(239,365)
Total Stockholders’ Deficit	(17,098)	(174,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,693	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the three months ended October 31		For the six months ended October 31,
	2021	2020	2021	2020

Revenue	$45,000	$–	$45,000	$–

OPERATING EXPENSES
General and Administrative Expenses	29,991	12,385	40,477	23,632
TOTAL OPERATING EXPENSES	(29,991)	(12,385)	(40,477)	(23,632)

Other income
Gain from forgiveness of debts	–	–	153,049	–

INCOME (LOSS) BEFORE INCOME TAX	15,009	(12,385)	157,572	(23,632)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$15,009	$(12,385)	$157,572	$(23,632)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$(0.00)	$0.03	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended October 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2021 (Audited)	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the period	–	–	–	142,563	142,563

Balance, July 31, 2021	5,871,250	$5,871	$58,824	$(96,802)	$(32,107)

Net income for the period	–	–	–	15,009	15,009

Balance, October 31, 2021	5,871,250	$5,871	$58,824	$(81,793)	$(17,098)

For the three and six months ended October 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2020 (Audited)	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the period	–	–	–	(11,247)	(11,247)

Balance, July 31, 2020	5,871,250	$5,871	$58,824	$(198,518)	$(133,823)

Net loss for the period	–	–	–	(12,385)	(12,385)

Balance, October 31, 2020	5,871,250	$5,871	$58,824	$(210,903)	$(146,208)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended October 31, 2021	Six months ended October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$157,572	$(23,632)
Adjustment for non-cash income and expenses:
Gain from forgiveness of related party debt	(153,049)	–
Changes in operating assets and liabilities:
Increase (decrease) in other payable and accruals	8,128	(6,939)
NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	12,651	(30,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	19,042	30,571
NET CASH GENERATED FROM FINANCING ACTIVITIES	19,042	30,571

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	31,693	–

Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$31,693	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

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

In the opinion of management, the balance sheet as of April 30, 2021 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2022 or for any future period.

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

Also, on July 28, 2021, Shaoyin Wu, Kim Lee Poh and Jian Yang resigned as officers and directors of the Company.

Concurrently, on July 28, 2021, Barry Sytner, was appointed as Chief Executive Officer and Director of the Company.

 Starting from July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, the Company entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, the Company will receive consulting fees of $5,000 and $10,000 per month, respectively. The term of the consulting agreements is for an initial three month period. Unless terminated in writing prior to the end of the period, the consulting agreements are renewable for successive three month periods.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

(UNAUDITED)

Note 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $17,098 and an accumulated deficit of $81,793 at October 31, 2021.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended October 31, 2021 and 2020.

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Consulting income is recognized, when the service is rendered and billed to the customer on a monthly basis, pursuant to the fulfillment of service terms in the agreement.

Net Income (Loss) Per Share

The Company computes net profit per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted profit per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive profit per share excludes all potential common shares if their effect is anti-dilutive.

As of October 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2021 and April 30, 2021, there were no differences between our comprehensive income (loss) and net income  (loss).

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

(UNAUDITED)

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the condensed financial statements.

Note 5 – AMOUNT DUE TO A RELATED PARTY

For the six months ended October 31, 2021, the amount of $153,049 was forgiven by a related party of the Company.

As of October 31, 2021, the amount due to a related party represented temporary advances made by the Company’s director, Mr. Barry Sytner, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 5,871,250 shares of common stock issued and outstanding as of October 31, 2021 and April 30, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2021, the Company has no material commitments or contingencies.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

(UNAUDITED)

Note 8 – INTEREST AND PENALTIES

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2021 and April 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position on October 31, 2021, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on October 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance on October 31, 2021 was $17,177. The net change in valuation allowance during the six months ended October 31, 2021 was $33,090. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2021 and 2020. All tax years since inception remain open for examination only by taxing authorities of United States and State of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $81,793 as of October 31, 2021, expiring in 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2021 (Unaudited)	As of April 30, 2021 (Audited)
Non-current deferred tax assets:
Net operating loss carryforwards	$(81,793)	$(239,365)

Total deferred tax assets	(17,177)	(50,267)
Valuation allowance	17,177	50,267
Net deferred tax assets	$–	$–

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021

(UNAUDITED)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended October 31, 2021 and 2020, as follows:

	Six months ended October 31, 2021 (Unaudited)	Six months ended October 31, 2020 (Unaudited)
Computed "expected" tax benefit	$(17,177)	$(44,290)
Change in valuation allowance	17,177	44,290
Actual tax benefit	$–	$–

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2021 to the date these financial statements were available to be issued, November 10, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Results of operations

We have incurred net current liabilities of $17,098 as at October 31, 2021. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

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

Starting on July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, the Company entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, the Company will receive consulting fees of $5,000 and $10,000 per month, respectively. The term of the consulting agreements is for an initial three month period. Unless terminated in writing prior to the end of the period, the consulting agreements are renewable for successive three month periods.

Results of operation for the three months ended October 31, 2021 and October 31, 2020:

	Three Months Ended October 31,
	2021	2020
Revenues	$45,000	$–
General and administrative expenses	(29,991)	(12,385)
Income (loss) from operation	15,009	(12,385)
Other income, net	–	–
Income tax expense	–	–
Net income (loss)	15,009	(12,385)

Revenue

The Company generated revenues of $45,000 and $0 for the three months ended October 31, 2021 and 2020, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $29,991 and $12,385 for the three months ended October 31, 2021 and 2020, respectively.

Net Income (Loss )

The net income for the three months ended October 31, 2021 was $15,009, due to the commencement of operations from July 30, 2021.

The net loss for the three months ended October 31, 2020 was $12,385.

Results of operation for the six months ended October 31, 2021 and October 31, 2020:

	Six Months Ended October 31,
	2021	2020
Revenues	$45,000	$–
General and administrative expenses	(40,477)	(23,632)
Income (loss) from operation	4,523	(23,632)
Income tax expense	–	–
Net income (loss)	157,572	(23,632)

Revenue

The Company generated revenues of $45,000 and $0 for the six months ended October 31, 2021 and 2020, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating  expenses of $40,477 and $23,632 for the six months ended October 31, 2021 and 2020, respectively.

Other income

The Company generated other income of $153,049 and $0 for the six months ended October 31, 2021 and 2020, respectively. The increase is primarily attributable to the gain from forgiveness of related party debt.

Net Income (Loss)

The net income for the six months ended October 31, 2021 was $157,572.

The net loss for the six months ended October 31, 2020 was $23,632.

Liquidity and capital resources

As of October 31, 2021, our current assets were $31,693 ($0 as of April 30, 2021), our current liabilities were $48,791 ($174,670 as of April 30, 2021) and stockholders’ deficit was $17,098 ( $174,670 as of April 30, 2021).

	Six month ended
	October 31, 2021	October 31, 2020
Net cash generated from (used in) operating activities	$12,651	$(30,571)
Net cash generated from financing activities	19,042	30,571

Net Cash Generated From (Used In) Operating Activities.

For the six months ended October 31, 2021, net cash generated from operating activities was $12,651.

For the six months ended October 31, 2020, net cash used in operating activities was $30,571.

Net Cash Generated From Financing Activities.

For the six months ended October 31, 2021 and 2020, net cash generated from financing activities were $19,042 and $30,571 from proceeds of related party loans, respectively.

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

Our cash balance is $31,693 as of October 31, 2021. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2021.

Yijia Group Corp.

By:

/s/ Barry Sytner	November 10, 2021
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

