Form 10-Q
period 2022-01-31
YIJIA GROUP CORP.
filed 2022-02-17
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2022

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

The number of shares outstanding of the issuer's common stock, as of February 17, 2022 was 5,871,250

YIJIA GROUP CORP.

Form 10-Q for the quarter ended January 31, 2022

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2022 AND APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2022 (Unaudited)	April 30, 2021 (Audited)

ASSETS
Current assets:

Cash and cash equivalent	$36,935	$–
Prepayments	5,375	–
Total Current Assets	42,310	–

TOTAL ASSETS	$42,310	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Other payable and accruals	$38,391	$28,563
Amount due to a related party	12,100	146,107
Total Current Liabilities	50,491	174,670

Total Liabilities	50,491	174,670

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(72,876)	(239,365)
Total Stockholders’ Deficit	(8,181)	(174,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,310	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months ended January 31,		Nine Months ended January 31,
	2022	2021	2022	2021

Revenue, net	$30,000	$–	$75,000	$–

OPERATING EXPENSES
General and Administrative Expenses	21,083	2,899	61,560	26,531
TOTAL OPERATING EXPENSES	21,083	2,899	61,560	26,531

Other income
Gain from forgiveness of debts	–	–	153,049	–

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX	8,917	(2,899)	166,489	(26,531)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$8,917	$(2,899)	$166,489	$(26,531)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.03	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the three and nine months ended January 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2021 (Audited)	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the period	–	–	–	142,563	142,563

Balance, July 31, 2021	5,871,250	$5,871	$58,824	$(96,802)	$(32,107)

Net income for the period	–	–	–	15,009	15,009

Balance, October 31, 2021	5,871,250	$5,871	$58,824	$(81,793)	$(17,098)

Net income for the period	–	–	–	8,917	8,917

Balance, January 31, 2022	5,871,250	5,871	58,824	(72,876)	(8,181)

For the three and nine months ended January 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2020 (Audited)	5,871,250	$5,871	$58,824	$(187,271)	$(122,576)

Net loss for the period	–	–	–	(11,247)	(11,247)

Balance, July 31, 2020	5,871,250	$5,871	$58,824	$(198,518)	$(133,823)

Net loss for the period	–	–	–	(12,385)	(12,385)

Balance, October 31, 2020	5,871,250	$5,871	$58,824	$(210,903)	$(146,208)

Net loss for the period	–	–	–	(2,899)	(2,899)

Balance, January 31, 2021	5,871,250	$5,871	$58,824	$(213,802)	$(149,107)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Nine months ended January 31, 2022	Nine months ended January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$166,489	$(26,531)
Adjustment for non-cash income and expenses:
Gain from forgiveness of related party debt	(153,049)	–
Changes in operating assets and liabilities:
Increase in prepayments	(5,375)	–
Increase (decrease) in other payable and accruals	9,828	(15,755)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,893	(42,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	19,042	42,286
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,042	42,286

NET CHANGE IN CASH AND CASH EQUIVALENTS	36,935	–

Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$36,935	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

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

In the opinion of management, the consolidated balance sheet as of April 30, 2021 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2022 or for any future period.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

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

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $8,181 and an accumulated deficit of $72,876.

Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed financial statements.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

(UNAUDITED)

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended January 31, 2022 and 2021.

Net Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

(UNAUDITED)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2022 and April 30, 2021, there were no differences between our comprehensive loss and net loss.

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

(UNAUDITED)

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there has been no new accounting pronouncements not yet effective that have significance to the condensed financial statements.

Note 5 – AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents temporary advance by the director of the Company. The amount is unsecured, interest-free and has no fixed terms of repayment.

Note 6 – COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

As of January 31, 2022 and April 30, 2021, the Company had 5,871,250 and 5,871,250 shares of common stock issued and outstanding, respectively.

 Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2022 was $15,304. The net change in valuation allowance during the nine months ended January 31, 2022 was $34,963. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2022 and April 30, 2021.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022

(UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $72,876 at January 31, 2022, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2022 (Unaudited)	As of April 30, 2021 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(72,876)	$(239,365)

Total deferred tax assets	(15,304)	(50,267)
Valuation allowance	15,304	50,267
Net deferred tax assets	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended January 31, 2022 as follows:

	Nine months ended January 31, 2022 (Unaudited)	Nine months ended January 31, 2021 (Unaudited)
Computed "expected" tax benefit	$(15,304)	$(44,898)
Change in valuation allowance	15,304	44,898
Actual tax benefit	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2022, the Company has no material commitments and contingencies.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to January 31, 2022 to the date these condensed financial statements were available to be issued, on February 17, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations

We have incurred net current liabilities of $8,181 as at January 31, 2022. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

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

Results of operation for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
	2022	2021
Revenues	$30,000	$–
General and administrative expenses	(21,083)	(2,899)
Income (loss) from operation	8,917	(2,899)
Income tax expense	–	–
Net income (loss)	8,917	(2,899)

Revenue

The Company generated revenues of $30,000 and $0 for the three months ended January 31, 2022 and 2021, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $21,083 and $2,899 for the three months ended January 31, 2022, and 2021, respectively.

Net Income (Loss)

The net income for the three months ended January 31, 2022, was $8,917, due to the commencement of operations from July 30, 2021.

The net loss for the three months ended January 31, 2021, was $2,899.

Results of operation for the nine months ended January 31, 2022 and 2021:

	Nine Months Ended January 31,
	2022	2021
Revenues	$75,000	$–
General and administrative expenses	(61,560)	(26,531)
Income (loss) from operation	13,440	(26,531)
Other income, net	153,049	–
Income tax expense	–	–
Net income (loss)	166,489	(26,531)

Revenue

The Company generated revenues of $75,000 and $0 for the nine months ended January 31, 2022 and 2021, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $61,560 and $26,531 for the nine months ended January 31, 2022 and 2021, respectively.

Other income

The Company generated other income of $153,049 and $0 for the nine months ended January 31, 2022 and 2021, respectively. The increase is primarily attributable to the gain from forgiveness of related party debt.

Net Income (Loss)

The net income for the nine months ended January 31, 2022 was $166,489.

The net loss for the nine months ended January 31, 2021 was $26,531.

Liquidity and capital resources

As of January 31, 2022 and April 30, 2021, we had cash and cash equivalents of $36,935 and $0, respectively.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

	Nine Months ended
	January 31, 2022	January 31, 2021
Net cash generated from (used in) operating activities	$17,893	$(42,286)
Net cash used in investing activities	–	–
Net cash generated from financing activities	19,042	42,286

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended January 31, 2022, net cash flows generated from operating activities was $17,893, which consisted primarily of a net income of $166,489, an increase in other payable and accruals of $9,828, an increase in prepayments of $5,375 offset by a gain of forgiveness of related party debt of $153,049.

For the nine months ended January 31, 2021, net cash flows used in operating activities was $42,286, which consisted primarily of a net loss of $26,531 and a decrease in other payable and accruals of $15,755.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2022, net cash flows generated from financing activities was $19,042 from proceeds from a related party.

For the nine months ended January 31, 2021, net cash flows generated from financing activities was $42,286 from proceeds from a related party.

As at January 31, 2022, our current liabilities were $50,491 ($174,670 as of April 30, 2021) and stockholders’ deficit was $8,181 (stockholders’ deficit of $174,670 as of April 30, 2021).

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

Our cash balance is $36,935 as of January 31, 2022. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2022.

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2022.

Yijia Group Corp.

By:

/s/ Barry Sytner	February 17, 2022
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

