Form 10-K
period 2022-04-30
YIJIA GROUP CORP.
filed 2022-05-16
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2022

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	5130
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number

35-2583762

IRS Employer

Identification Number

30 N Gould St, Suite 22545, Sheridan, WY, 82801

Tel: +1 310-266-3738

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

The number of shares outstanding of the issuer's common stock, as of May 11, 2022 was 5,871,250.

No documents were incorporated by reference.

PART I

Item 1. Business

The Company was incorporated as Soldino Group Corp. on January 25, 2017 under the laws of the State of Nevada, United States of America. On November 15, 2018, the Company changed its name to Yijia Group Corp. The Company is in good standing in the State of Nevada and in any jurisdiction where it is qualified to do business.

Starting from July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. The Company provides consulting services to its clients with regards to funding and other financial matters.

Revenue Stream

The Company currently earns revenues from monthly consulting fees received from its two consulting clients.

The terms of the Company’s consulting agreements are separately negotiated depending on the scope of the consulting services requested.

Consulting Agreements

On July 30, 2021, the Company entered into a consulting agreement, effective August 2, 2021, with Care 365 LLC. The term of the consulting agreements is for an initial term of three months. Unless terminated in writing prior to the end of the period, the consulting agreement shall renew for successive three month periods by either party. During the term of the consulting agreement, the Company shall receive a monthly consulting fee of $10,000.

On July 30, 2021, the Company entered into a consulting agreement, effective August 2, 2021 ,with SBV Workforce Management. The term of the consulting agreements is for an initial term of three months. Unless terminated in writing prior to the end of the period, the consulting agreement shall renew for successive three month periods by either party. During the term of the consulting agreement, the Company shall receive a monthly consulting fee of $5,000.

Market Strategy

The business consulting service industry is highly competitive. The Company will utilize the past business experience and relationships developed by its sole officer and director to identify and pursue new consulting opportunities.

Number of Employees

Other than our sole officer, the Company currently has no full-time employees. We currently have people ready to fill positions as soon as they are needed in both office staff and work force roles.

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2022 and 2021.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices are virtual and are located at 30 N Gould St., Suite 22545, Sheridan, WY 82801. Our telephone number is (310) 266-3738. The premises are leased at $30 per month.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the fiscal year ended April 30, 2022, our common stock was quoted on the OTC under the symbol YJGJ with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Number of Holders

As of May 11, 2022, 5,871,250 issued and outstanding shares of common stock were held by a total of seven shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2022.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2022.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2022.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of April 30, 2022 had the stockholders deficit of $34,988. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

Currently, we commenced our operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, we entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, we receive consulting fees of $5,000 and $10,000 per month, respectively. The initial term of the consulting agreements was for an initial three month period. Unless terminated in writing prior to the end of the period, the consulting agreements automatically renew every three month. As of April 30, 2022, the consulting agreements have not been terminated.

Prior to these consulting agreements, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). As of July 31, 2021, the Company was no longer a shell company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Since the date of these consulting agreements, the Company is reporting more than nominal revenue in its periodic reports.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operation for the years ended April 30, 2022 and April 30, 2021:

	Years Ended April 30,
	2022	2021
Revenues	$120,000	$–
General and administrative expenses	(133,367)	(52,094)
Income (loss) from operation	(13,367)	(52,094)
Other income	153,049	–
Income (loss) before income tax	139,682	(52,094)
Income tax expense	–	–
Net income (loss)	139,682	(52,094)

Revenue

We generated revenues of $120,000 and $0 for the years ended April 30, 2022 and 2021, respectively. The Company commenced operations on July 30, 2021.

Operating expenses

We incurred operating expenses of $133,367 and $52,094 for the years ended April 30, 2022 and 2021, respectively. These operating expenses consisted primarily of costs relating to the registration of the Company’s common stock with the Securities and Exchange Commission and ongoing reporting costs,

Net Income (Loss)

We reported a net income of $139,682 for the year ended April 30, 2022, while we incurred a net loss of $52,094 for the year ended April 30, 2021.

Liquidity and capital resources

As of April 30, 2022 and 2021, our total assets were $23,103 and $0 accordingly.

As of April 30, 2022, our current liabilities were $58,091 ($174,670 as of April 30, 2021) and stockholders’ deficit was $58,091 ($174,670 as of April 30, 2021).

As of April 30, 2022 and April 30, 2021, we had cash and cash equivalents of $23,103 and $0, respectively.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

	Years ended April 30,
	2022	2021
Net cash provided by (used in) operating activities	$4,061	$(42,286)
Net cash used in investing activities	–	–
Net cash provided by financing activities	19,042	42,286

Cash Flows from Operating Activities

For the year ended April 30, 2022, net cash flows provided by operating activities was $4,061, which primarily consisted of a net income of $139,682 and an increase in accrued liabilities and other payables of $17,428, offset by a gain from forgiveness of related party debts of $153,049.

For the year ended April 30, 2021, we have not generated positive cash flows from operating activities. Net cash flow used in operating activities was $42,286, which primarily consisted of a net loss of $52,094 and an increase in accrued liabilities and other payables of $9,808.

Cash Flows from Financing Activities

For the year ended April 30, 2022, net cash flow provided by financing activities was $19,042 from the proceeds from a related party.

For the year ended April 30, 2021, net cash flow provided by financing activities was $42,286 from the proceeds from a related party.

Our cash balance is $23,103 as of April 30, 2022. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

YIJIA GROUP CORP

FINANCIAL STATEMENTS

APRIL 30, 2022 AND APRIL 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Yijia Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yijia Group Corp (the ‘Company’) as of April 30, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had loss from operations of ($13,367) as of April 30, 2022 and a net working capital deficiency of ($34,988) as of April 30, 2022, these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since November 2021.

Lagos, Nigeria

May 12th, 2022

YIJIA GROUP CORP.

BALANCE SHEETS

AS OF APRIL 30, 2022 AND APRIL 30, 2021

	April 30, 2022	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$23,103	$–
Total Current Assets	23,103	–

Total Assets	$23,103	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$45,991	$28,563
Amount due to a related party	12,100	146,107
Total Current Liabilities	58,091	174,670

Total Liabilities	58,091	174,670

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(99,683)	(239,365)
Total Stockholders’ Deficit	(34,988)	(174,670)

Total Liabilities and Stockholders’ Deficit	$23,103	$–

See accompanying notes, which are an integral part of these financial statements.

YIJIA GROUP CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Year ended April 30, 2022	Year ended April 30, 2021

REVENUES	$120,000	$–

OPERATING EXPENSES
General and Administrative Expenses	133,367	52,094
TOTAL OPERATING EXPENSES	(133,367)	(52,094)

LOSS FROM OPERATIONS	(13,367)	(52,094)

OTHER INCOME
Gain from forgiveness of debts	153,049	–

INCOME (LOSS) BEFORE INCOME TAX	139,682	(52,094)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$139,682	$(52,094)

NET INCOME (LOSS) PER SHARE - BASIC	$0.02	$(0.01)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	5,871,250	5,871,250
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2020	5,871,250	$5,871	$58,824	$(187,281)	$(122,576)

Net loss for the year	–	–	–	(52,094)	(52,094)

Balance, April 30, 2021	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the year	–	–	–	139,682	139,682

Balance, April 30, 2022	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Year ended April 30, 2022	Year ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$139,682	$(52,094)

Adjustment for non-cash income and expenses
Gain from forgiveness of related party debt	(153,049)	–

Changes in operating assets and liabilities
Accrued liabilities and other payable	17,428	9,808

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,061	(42,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	19,042	42,286

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,042	42,286

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,103	–

Cash and cash equivalents, beginning of year	–	–

Cash and cash equivalents, end of year	$23,103	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net income of $139,682 for the year ended April 30, 2022 and an accumulated deficit of $99,683.

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended April 30, 2022 and 2021.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Net Income (Loss) Per Share

The Company computes net income/(loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2022 and 2021, there were no differences between our comprehensive loss and net loss.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s financial statements as of and for the year ended April 30, 2022.

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

Note 4 – COMMON STOCK

Authorized shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of April 30, 2022 and 2021, there were 5,871,250 shares of common stock issued and outstanding.

Note 5 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2022 and 2021, the Company has no material commitments or contingencies.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2022 and 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of April 30, 2022 and 2021 was $2,807 and $50,267. The net change in valuation allowance during the years ended April 30, 2022 and 2021 was $47,460 and $10,940. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2022 and 2021. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $99,683 and $239,365 as of April 30, 2022 and 2021, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2022	As of April 30, 2021
Non-current deferred tax assets:
Net operating loss carryforward	$(13,367)	$(239,365)

Total deferred tax assets	(2,807)	(50,267)
Valuation allowance	2,807	50,267
Net deferred tax assets	$–	$–

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended April 30, 2022 and 2021 as follows:

	Year ended April 30, 2022	Year ended April 30, 2021
Computed “expected” tax benefit	$(2,807)	$(50,267)
Change in valuation allowance	2,807	50,267
Actual tax benefit	$–	$–

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

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to April 30, 2022 to the date these financial statements were available to be issued, May 11, 2022 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The name, age and title of our sole executive officer and director is as follows:

Name	Age	Position
Barry Sytner	68	Chairman of the Board of Directors, Chief Executive Officer and President

Resume

Mr. Sytner has been the sole officer and director of the Company since July 28, 2021. From August 21, 2017, Mr. Sytner has been the managing member of Innovation Consulting, LLC providing overseas financial consulting to private and public companies. Mr. Sytner acted as Chief Executive Officer of Tri-Mark Manufacturing, Inc., a public company from 2008 to 2001. Mr. Sytner obtained a bachelor of arts degree in education from Yeshiva College in 1971 and from the University of Scranton in 1973.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our director and executive officer has not, during the past ten years:

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

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Directorships

None

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our current and former executive officers as of April 30, 2022 and 2021:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation(1) ($) (i)	Total ($) (j)

Barry Sytner, CEO and CFO	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Shaoyin Wu, former CEO and President	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2021	-	-	-	-	-	-	-	-
Kim Lee Poh, former CFO and Secretary	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2021	-	-	-	-	-	-	-	-

Outstanding Equity Awards

There are no current employment agreements between the Company and its sole officer.

Compensation Plan

The sole officer agreed to work with no remuneration until such time as the Company will receive sufficient revenues necessary to provide management salaries. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement pursuant to any existing plan by the Company.

Director Compensation

The following table sets forth director compensation as of April 30, 2022 and 2021:

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Barry Sytner	2022	-	-	-	-	-
Director	2021	-	-	-	-	-
Shaoyin Wu	2022	N/A	N/A	N/A	N/A	N/A
Former Director	2021	-	-	-	-	-
Kim Lee Poh	2022	N/A	N/A	N/A	N/A	N/A
Former Director	2021	-	-	-	-	-
Jian Yang	2022	N/A	N/A	N/A	N/A	N/A
Former Director	2021	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 11, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Amount Owned	Percentage owned
Barry Sytner	5,066,250	86.3%
All Officers and Directors as a Group (one person)	5,066,250	86.3%

(1)Based upon 5,871,250 outstanding common shares as of May 11, 2022.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the years ended April 30, 2022 and 2021 were as follows:

	Years ended April 30,
	2022	2021

Audit fees (1)	$7,000	$21,725

Audit related fees (2)	–	–

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yijia Group Corp.

By:

/s/ Barry Sytner	May 16, 2022
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

