Form 10-Q
period 2022-07-31
YIJIA GROUP CORP.
filed 2022-09-01
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of the issuer's common stock, as of September 1, 2022 was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2022 AND APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2022 (Unaudited)	April 30, 2022 (Audited)

ASSETS
Current assets:
Cash and cash equivalent	$29,884	$23,103
Total Current Assets	29,884	23,103

TOTAL ASSETS	$29,884	$23,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$50,638	$45,991
Amount due to a related party	12,100	12,100
Total Current Liabilities	62,738	58,091

Total Liabilities	62,738	58,091

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(97,549)	(99,683)
Total Stockholders’ Deficit	(32,854)	(34,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,884	$23,103

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months ended July 31,
	2022	2021

Revenue, net	$15,000	$–

OPERATING EXPENSES
General and Administrative Expenses	12,866	10,486
TOTAL OPERATING EXPENSES	(12,866)	(10,486)

INCOME (LOSS) FROM OPERATION	2,134	(10,486)

Other income:
Gain from forgiveness of debts	–	153,049
Total other income	–	153,049

INCOME BEFORE INCOME TAX	2,134	142,563

PROVISION FOR INCOME TAXES	–	–

NET INCOME	$2,134	$142,563

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2022 (Audited)	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net income for the period	–	–	–	2,134	2,134

Balance, July 31, 2022	5,871,250	$5,871	$58,824	$(97,549)	$(32,854)

Balance, May 1, 2021 (Audited)	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the period	–	–	–	142,563	142,563

Balance, July 31, 2021	5,871,250	$5,871	$58,824	$(96,802)	$(32,107)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Three months ended July 31, 2022	Three months ended July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,134	$142,563
Adjustment for non-cash income and expenses:
Gain from forgiveness of related party debt	–	(153,049)
Changes in operating assets and liabilities:
Accrued liabilities and other payable	4,647	3,544
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,781	(6,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	–	6,942
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	6,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,781	–

Cash and cash equivalents, beginning of period	23,103	–

Cash and cash equivalents, end of period	$29,884	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$3,880	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022

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

In the opinion of management, the consolidated balance sheet as of April 30, 2022 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2022, filed with the SEC on May 16, 2022.

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

Also, on July 28, 2021, Shaoyin Wu, Kim Lee Poh and Jian Yang resigned as officers and directors of the Company.

Concurrently, on July 28, 2021, Barry Sytner, was appointed as Chief Executive Officer and Director of the Company.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022

(UNAUDITED)

Starting from July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, the Company entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, the Company will receive consulting fees of $5,000 and $10,000 per month, respectively. The term of the consulting agreements is for an initial three months’ period. Unless terminated in writing prior to the end of the period, the consulting agreements are renewable for successive three months’ period.

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $32,854 and an accumulated deficit of $97,549.

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

FOR THE THREE MONTHS ENDED JULY 31, 2022

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended July 31, 2022 and 2021.

Net Income Per Share

The Company computes net income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022

(UNAUDITED)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2022 and April 30, 2022, there were no differences between our comprehensive income and net income.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the entities have the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value of Financial Instruments

Accounting Standard Codification (“ASC”) topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 5 – AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents temporary advance by the director of the Company. The amount is unsecured, interest-free and repayment on demand.

Note 6 – COMMON STOCK

Authorized shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of July 31, 2022 and April 30, 2022, there were 5,871,250 shares of common stock issued and outstanding.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022

(UNAUDITED)

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at July 31, 2022 was $2,359. The net change in valuation allowance during the three months ended July 31, 2022 was $448. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022 and April 30, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $11,233 at July 31, 2022, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2022 (Unaudited)	As of April 30, 2022 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(11,233)	$(13,367)

Total deferred tax assets	(2,359)	(2,807)
Valuation allowance	2,359	2,807
Net deferred tax assets	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2022, the Company has no material commitments and contingencies.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to July 31, 2022 to the date these condensed financial statements were available to be issued, on September [*], 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Results of Operations

We have incurred net current liabilities of $32,854 as at July 31, 2022. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

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

Results of operation for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
	2022	2021
Revenues	$15,000	$–
General and administrative expenses	(8,986)	(10,486)
Income (loss) from operation	6,014	(10,486)
Gain from forgiveness of debts	–	152,049
Income tax expense	(3,880)	–
Net income	2,134	142,563

Revenue

The Company generated revenues of $15,000 and $0 for the three months ended July 31, 2022 and 2021, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $8,986 and $10,486 for the three months ended July 31, 2022, and 2021, respectively.

Net Income

The net income for the three months ended July 31, 2022 and 2021 was $2,134.

The net income for the three months ended July 31, 2021, was $142,563, due to a gain from forgiveness of related party debt.

Liquidity and capital resources

As of July 31, 2022, our total assets were $29,884, our current liabilities were $62,738 and stockholders’ deficit was $32,854. As of July 31, 2022, we had cash and cash equivalents of $29,884.

Our cash balance is $29,884 as of July 31, 2022. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

We have never paid dividends on our common stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

	Three Months ended
	July 31, 2022	July 31, 2021
Net cash generated from (used in) operating activities	$6,781	$(6,942)
Net cash used in investing activities	–	–
Net cash generated from financing activities	–	6,942

Cash Flows from Operating Activities

For the three months ended July 31, 2022, net cash flows generated from operating activities was $6,781, which consisted primarily of a net income of $2,134 and an increase in accrued liabilities and other payables of $4,647.

For the three months ended July 31, 2021, net cash flows used in operating activities was $6,942, which consisted primarily of a net income of $142,563, a increase in accrued liabilities and other payables of $3,544 and offset by gain from forgiveness of related party debt of $153,049.

Cash Flows from Financing Activities

For the three months ended July 31, 2022, net cash provided by financing activities was $0.

For the three months ended July 31, 2021, net cash provided by financing activities was $6,942 from proceeds of related party loans.

Emerging Growth Company

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 1, 2022.

Yijia Group Corp.

By:

/s/ Barry Sytner	September 1, 2022
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

