Form 10-Q
period 2023-01-31
YIJIA GROUP CORP.
filed 2023-02-16
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2023

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

The number of shares outstanding of the issuer's common stock, as of February 16, 2023 was 5,871,250.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2023 AND APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2023 (Unaudited)	April 30, 2022 (Audited)

ASSETS
Current assets:
Cash and cash equivalent	$11,013	$23,103
Total Current Assets	11,013	23,103

TOTAL ASSETS	$11,013	$23,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$49,743	$45,991
Amount due to a related party	16,100	12,100
Total Current Liabilities	65,843	58,091

Total Liabilities	65,843	58,091

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(119,525)	(99,683)
Total Stockholders’ Deficit	(54,830)	(34,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,013	$23,103

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended January 31,		For the nine months ended January 31,
	2023	2022	2023	2022

REVENUE	$10,000	$30,000	$35,000	$75,000

OPERATING EXPENSES
General and Administrative Expenses	34,577	21,083	54,842	61,560
TOTAL OPERATING EXPENSES	34,577	21,083	54,842	61,560

Other income
Gain from forgiveness of debts	–	–	–	153,049

(LOSS) INCOME BEFORE INCOME TAX	(24,577)	8,917	(19,842)	166,489

PROVISION FOR INCOME TAXES	–	–	–	–

NET (LOSS) INCOME	$(24,577)	$8,917	$(19,842)	$166,489

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2022 (Audited)	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net income for the period	–	–	–	2,134	2,134

Balance, July 31, 2022	5,871,250	$5,871	$58,824	$(97,549)	$(32,854)

Net income for the period	–	–	–	2,601	2,601

Balance, October 31, 2022	5,871,250	$5,871	$58,824	$(94,948)	$(30,253)

Net loss for the period	–	–	–	(24,577)	(24,577)

Balance, January 31, 2023	5,871,250	$5,871	$58,824	$(119,525)	$(54,830)

Balance, May 1, 2021 (Audited)	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the period	–	–	–	142,563	142,563

Balance, July 31, 2021	5,871,250	$5,871	$58,824	$(96,802)	$(32,107)

Net income for the period	–	–	–	15,009	15,009

Balance, October 31, 2021	5,871,250	$5,871	$58,824	$(81,793)	$(17,098)

Net income for the period	–	–	–	8,917	8,917

Balance, January 31, 2022	5,871,250	$5,871	$58,824	$(72,876)	$(8,181)

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Nine months ended January 31, 2023	Nine months ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(19,842)	$166,489
Adjustment for non-cash income and expenses:
Gain from forgiveness of related party debt	–	(153,049)
Changes in operating assets and liabilities:
Prepayments	–	(5,375)
Accrued liabilities and other payable	3,752	9,828
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(16,090)	17,893

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	4,000	19,042
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	19,042

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,090)	36,935

Cash and cash equivalents, beginning of period	23,103	–

Cash and cash equivalents, end of period	$11,013	$36,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023

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

In the opinion of management, the consolidated balance sheet as of April 30, 2022 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2023 or for any future period.

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

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $54,830 and an accumulated deficit of $119,525.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2023

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended January 31, 2023 and 2022.

Net (Loss) Income Per Share

The Company computes net income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023

(UNAUDITED)

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2023 and April 30, 2022, there were no differences between our comprehensive income and net income.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2023

(UNAUDITED)

Note 6 – COMMON STOCK

Authorized shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of January 31, 2023 and April 30, 2022, there were 5,871,250 shares of common stock issued and outstanding.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2023 was $6,974. The net change in valuation allowance during the nine months ended January 31, 2023 was $4,167. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2023 and April 30, 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $33,209 at January 31, 2023, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2023 (Unaudited)	As of April 30, 2022 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(33,209)	$(13,367)

Total deferred tax assets	(6,974)	(2,807)
Valuation allowance	6,974	2,807
Net deferred tax assets	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2023, the Company has no material commitments and contingencies.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023

(UNAUDITED)

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to January 31, 2023 to the date these condensed financial statements were available to be issued, on February 16, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have incurred net current liabilities of $54,830 as at January 31, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operation for the three months ended January 31, 2023 and 2022:

	Three Months Ended January 31,
	2023	2022
Revenues	$10,000	$30,000
General and administrative expenses	(34,577)	(21,083)
(Loss) income from operation	(24,577)	8,917
Income tax expense	–	–
Net (loss) income	(24,577)	8,917

Revenue

The Company generated revenues of $10,000 and $30,000 for the three months ended January 31, 2023 and 2022, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $34,577 and $21,083 for the three months ended January 31, 2023 and 2022, respectively.

Net (Loss) Income

The net (loss) income for the three months ended January 31, 2023 and 2022 was ($24,577) and $8,917 respectively.

Results of operation for the nine months ended January 31, 2023 and 2022:

	Nine Months Ended January 31,
	2023	2022
Revenues	$35,000	$75,000
General and administrative expenses	(54,842)	(61,560)
(Loss) income from operation	(19,842)	13,440
Gain from forgiveness of debts	–	153,049
Income tax expense	–	–
Net (loss) income	(19,842)	166,489

Revenue

The Company generated revenues of $35,000 and $75,000 for the nine months ended January 31, 2023 and 2022, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $54,842 and $61,560 for the nine months ended January 31, 2023 and 2022, respectively.

Net (Loss) Income

The net (loss) income for the nine months ended January 31, 2023 and 2022 was ($19,842) and $166,489, respectively.

Liquidity and capital resources

As of January 31, 2023, our total assets were $11,013, our current liabilities were $65,843 and stockholders’ deficit was $11,013. As of January 31, 2023, we had cash and cash equivalents of $11,013.

Our cash balance is $11,013 as of January 31, 2023. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

We have never paid dividends on our common stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on common stock in the foreseeable future.

	Nine Months ended
	January 31, 2023	January 31, 2022
Net cash (used in) provided from operating activities	$(16,090)	$17,893
Net cash used in investing activities	–	–
Net cash provided from financing activities	4,000	19,042

Cash Flows from Operating Activities

For the nine months ended January 31, 2023, net cash flows used in operating activities was $16,090, which consisted primarily of a net loss of $19,842 and an increase in accrued liabilities and other payables of $3,752.

For the nine months ended January 31, 2022, net cash flows generated from operating activities was $17,893, which consisted primarily of a net income of $166,489, an increase in other payable and accruals of $9,828, an increase in prepayments of $5,375 offset by a gain of forgiveness of related party debt of $153,049.

Cash Flows from Financing Activities

For the nine months ended January 31, 2023, net cash provided by financing activities was $4,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2023.

Yijia Group Corp.

By:

/s/ Barry Sytner	February 16, 2023
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

