Form 10-K
period 2023-04-30
YIJIA GROUP CORP.
filed 2023-05-15
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or see the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐     No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol (“YJGJ”).

The number of shares outstanding of the issuer's common stock, as of May 11, 2023 was 5,871,250.

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

On July 30, 2021, the Company entered into a consulting agreement, effective August 2, 2021, with SBV Workforce Management. The term of the consulting agreements is for an initial term of three months. Unless terminated in writing prior to the end of the period, the consulting agreement shall renew for successive three month periods by either party. During the term of the consulting agreement, the Company shall receive a monthly consulting fee of $5,000.

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

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2023 and 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the fiscal year ended April 30, 2023, our common stock was quoted on the OTC under the symbol YJGJ with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Number of Holders

As of May 2, 2023, 5,871,250 issued and outstanding shares of common stock were held by a total of seven shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2023.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2023.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2023.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred a net loss of $24,227 for the year ended April 30, 2023 and an accumulated deficit of $123,910. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

Currently, we commenced our operation in the rendering of business consulting service to domestic and international customers. On July 30, 2021, we entered into two consulting agreements with non-affiliates to provide business consulting services. Under the consulting agreements, we receive consulting fees of $5,000 and $10,000 per month, respectively. The initial term of the consulting agreements was for an initial three months’ period. Unless terminated in writing prior to the end of the period, the consulting agreements automatically renew every three months. As of April 30, 2023, the consulting agreements have not been terminated.

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

Results of operation for the years ended April 30, 2023 and April 30, 2022:

	Years Ended April 30,
	2023	2022
Revenues	$38,000	$120,000
General and administrative expenses	(62,227)	(133,367)
(loss) income from operation	(24,227)	(13,367)
Other income	–	153,049
(Loss) income before income tax	(24,227)	139,682
Income tax expense	–	–
Net (loss) income	$(24,227)	$139,682

Revenue

We generated revenues of $38,000 and $120,000 for the years ended April 30, 2023 and 2022, respectively.

Operating expenses

We incurred operating expenses of $62,227 and $133,367 for the years ended April 30, 2023 and 2022, respectively. These operating expenses consisted primarily of costs relating to the registration of the Company’s common stock with the Securities and Exchange Commission and ongoing reporting costs,

Net (Loss) Income

We reported a net income of $24,227 for the year ended April 30, 2023, while we incurred a net income of $139,682 for the year ended April 30, 2022.

Liquidity and capital resources

As of April 30, 2023 and 2022, our total assets were $8,728 and $23,103 accordingly.

As of April 30, 2023, our current liabilities were $67,943 ($174,670 as of April 30, 2022) and stockholders’ deficit was $59,215 ($174,670 as of April 30, 2022).

As of April 30, 2023 and April 30, 2022, we had cash and cash equivalents of $8,728 and $0, respectively.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

	Years ended April 30,
	2023	2022
Net cash (used in) provided by operating activities	$(18,375)	$4,061
Net cash used in investing activities	$–	$–
Net cash provided by financing activities	$4,000	$19,042

Cash Flows from Operating Activities

For the year ended April 30, 2023, we have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $18,375, which primarily consisted of a net loss of $24,227 and an increase in accrued liabilities and other payables of $5,852.

For the year ended April 30, 2022, net cash flow provided by operating activities was $4,061, which primarily consisted of a net income of $139,682 and an increase in accrued liabilities and other payables of $17,428, offset by a gain from forgiveness of related party debts of $153,049.

Cash Flows from Financing Activities

For the year ended April 30, 2023, net cash flow provided by financing activities was $4,000 from the proceeds from a related party.

For the year ended April 30, 2022, net cash flow provided by financing activities was $19,042 from the proceeds from a related party.

Our cash balance is $8,728 as of April 30, 2023. We believe our cash balance is insufficient to fund our operations for any period of time. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful.

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

APRIL 30, 2023 AND APRIL 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Yijia Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yijia Group Corp (the ‘Company’) as of April 30, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had loss from operations of $24,227 for the year ended April 30, 2023, and a net working capital deficiency of $59,215 as of April 30, 2023, these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lagos, Nigeria

May 12th, 2023

YIJIA GROUP CORP.

BALANCE SHEETS

AS OF APRIL 30, 2023 AND APRIL 30, 2022

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$8,728	$23,103
Total Current Assets	8,728	23,103

Total Assets	$8,728	$23,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$51,843	$45,991
Amount due to a related party	16,100	12,100
Total Current Liabilities	67,943	58,091

Total Liabilities	67,943	58,091

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(123,910)	(99,683)
Total Stockholders’ Deficit	(59,215)	(34,988)

Total Liabilities and Stockholders’ Deficit	$8,728	$23,103

See accompanying notes, which are an integral part of these financial statements.

YIJIA GROUP CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Year ended April 30, 2023	Year ended April 30, 2022

REVENUES	$38,000	$120,000

OPERATING EXPENSES
General and Administrative Expenses	62,227	133,367
TOTAL OPERATING EXPENSES	(62,227)	(133,367)

LOSS FROM OPERATIONS	(24,227)	(13,367)

OTHER INCOME
Gain from forgiveness of debts	–	153,049

(LOSS) INCOME BEFORE INCOME TAX	(24,227)	139,682

PROVISION FOR INCOME TAXES	–	–

NET (LOSS) INCOME	$(24,227)	$139,682

NET (LOSS) INCOME PER SHARE - BASIC	$(0.00)	$0.02
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	5,871,250	5,871,250
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2021	5,871,250	$5,871	$58,824	$(239,365)	$(174,670)

Net income for the year	–	–	–	139,682	139,682

Balance, April 30, 2022	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net loss for the year	–	–	–	(24,227)	(24,227)

Balance, April 30, 2023	5,871,250	$5,871	$58,824	$(123,910)	$(59,215)

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Year ended April 30, 2023	Year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,227)	$139,682

Adjustment for non-cash income and expenses
Gain from forgiveness of related party debt	–	(153,049)

Changes in operating assets and liabilities
Accrued liabilities and other payable	5,852	17,428

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,375)	4,061

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from a related party	4,000	19,042

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	19,042

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,375)	23,103

Cash and cash equivalents, beginning of year	23,103	–

Cash and cash equivalents, end of year	$8,728	$23,103

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $24,227 for the year ended April 30, 2023 and an accumulated deficit of $123,910.

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

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended April 30, 2023 and 2022.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Net (Loss) Income Per Share

The Company computes net income/(loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss)/income per share is computed by dividing net (loss)/income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss)/income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive (loss)/income per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2023 and 2022, there were no differences between our comprehensive loss and net loss.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU was effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2023. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s financial statements as of and for the year ended April 30, 2023.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Issued and outstanding shares

As of April 30, 2023 and 2022, there were 5,871,250 shares of common stock issued and outstanding.

Note 5 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2023 and 2022, the Company has no material commitments or contingencies.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2023 and 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of April 30, 2023 and 2022 was $26,021 and $20,933. The net change in valuation allowance during the years ended April 30, 2023 and 2022 was $5,088 and $65,586. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2023 and 2022. All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

YIJIA GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

The Company has a net operating loss carryforward for tax purposes totaling $123,910 and $99,683 as of April 30, 2023 and 2022, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2023	As of April 30, 2022
Non-current deferred tax assets:
Net operating loss carryforward	$(123,910)	$(99,683)

Total deferred tax assets	(26,021)	(20,933)
Valuation allowance	26,021	20,933
Net deferred tax assets	$–	$–

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

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were available to be issued, May 11, 2023 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our current and former executive officers as of April 30, 2023 and 2022:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation(1) ($) (i)	Total ($) (j)

Barry Sytner, CEO and CFO	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Shaoyin Wu, former CEO	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and President	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Kim Lee Poh, former CFO	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and Secretary	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Director Compensation

The following table sets forth director compensation as of April 30, 2023 and 2022:

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Barry Sytner	2023	–	–	–	–	–
Director	2022	–	–	–	–	–
Shaoyin Wu	2023	N/A	N/A	N/A	N/A	N/A
Former Director	2022	N/A	N/A	N/A	N/A	N/A
Kim Lee Poh	2023	N/A	N/A	N/A	N/A	N/A
Former Director	2022	N/A	N/A	N/A	N/A	N/A
Jian Yang	2023	N/A	N/A	N/A	N/A	N/A
Former Director	2022	N/A	N/A	N/A	N/A	N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 11, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Amount Owned	Percentage owned
Barry Sytner	5,066,250	86.3%
All Officers and Directors as a Group (one person)	5,066,250	86.3%

(1)Based upon 5,871,250 outstanding common shares as of May 11, 2023.

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

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the years ended April 30, 2023 and 2022 were as follows:

	Years ended April 30,
	2023	2022

Audit fees (1)	$4,000	$7,000

Audit related fees (2)	–	–

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, April 30, 2023 and 2022

Statements of Operations for the years ended April 30, 2023 and 2022

Statements of Stockholders’ Deficit for the years ended April 30, 2023 and 2022

Statements of Cash Flows for the years ended April 30, 2023 and 2022

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

The following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

3.1.	Articles of Incorporation incorporated by reference to the Form S-1 filed on June 14, 2017
3.1.1	Certificate of Amendment to the Articles of Incorporation incorporated by reference to Form 8-K filed November 26, 2018
3.2	Bylaws incorporated by reference to the Form S-1 filed on June 14, 2017
10.1	Consultant Agreement with SBV Workforce Management incorporated by reference to Form 8-K filed February 16, 2022
10.2	Consultant Agreement with Care365 LLC incorporated by reference to Form 8-K filed February 16, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yijia Group Corp.

By:

/s/ Barry Sytner	May 15, 2023
Barry Sytner Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

