Form 10-Q
period 2023-07-31
YIJIA GROUP CORP.
filed 2023-09-14
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The number of shares outstanding of the issuer's common stock, as of September 12, 2023 was 5,871,250

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

YIJIA GROUP CORP.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF JULY 31, 2023 AND APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2023 (Unaudited)	April 30, 2023 (Audited)

ASSETS
Current assets:
Cash and cash equivalent	$–	$8,728
Total Current Assets	–	8,728

TOTAL ASSETS	$–	$8,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$49,943	$51,843
Amount due to a related party	16,237	16,100
Amount due to a director	17,282	–
Total Current Liabilities	83,462	67,943

Total Liabilities	83,462	67,943

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(148,157)	(123,910)
Total Stockholders’ Deficit	(83,462)	(59,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$8,728

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended July 31,
	2023	2022

Revenue, net	$–	$15,000

OPERATING EXPENSES
General and Administrative Expenses	(24,247)	(12,866)
TOTAL OPERATING EXPENSES	(24,247)	(12,866)

(LOSS) INCOME FROM OPERATION	(24,247)	2,134

(LOSS) INCOME BEFORE INCOME TAX	(24,247)	2,134

PROVISION FOR INCOME TAXES	–	–

NET (LOSS) INCOME	$(24,247)	$2,134

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2023 (Audited)	5,871,250	$5,871	$58,824	$(123,910)	$(59,215)

Net loss for the period	–	–	–	(24,247)	(24,247)

Balance, July 31, 2023	5,871,250	$5,871	$58,824	$(148,157)	$(83,462)

Balance, May 1, 2022 (Audited)	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net income for the period	–	–	–	2,134	2,134

Balance, July 31, 2022	5,871,250	$5,871	$58,824	$(97,549)	$(32,854)

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

	Three months ended July 31, 2023	Three months ended July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,247)	$2,134
Changes in operating assets and liabilities:
Accrued liabilities and other payable	(1,900)	4,647
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(26,147)	6,781

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	137	–
Proceed from a director	17,282	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,419	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,728)	6,781

Cash and cash equivalents, beginning of period	8,728	23,103

Cash and cash equivalents, end of period	$–	$29,884

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$3,880

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

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

In the opinion of management, the condensed balance sheet as of April 30, 2023 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2024 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on May 15, 2023.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America.

The Company has currently commenced its operation in the rendering of business consulting service to domestic and international customers.

On June 6, 2023, the Company’s major shareholder and director, Barry Sytner entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Xianchang Ma (“Mr. Ma”), pursuant to which Barry Sytner sold 5,066,250 shares of common stock of the Company to Mr. Ma, constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023, for a total consideration of $470,562, derived from the purchaser’s personal funds. The Securities Purchase Agreement was closed on June 14, 2023. Following the closing, Mr. Ma acquired a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023 and constituting the change of control of the Company. Pursuant to the Securities Purchase Agreement, Barry Sytner has resigned from all his positions with the Company, and Mr. Ma has been appointed as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company with effect from June 14, 2023.

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $83,462 and an accumulated deficit of $148,157.

Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

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

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended July 31, 2023 and 2022.

Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive (loss) income per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive (loss) income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2023 and April 30, 2023, there were no differences between our comprehensive (loss) income and net (loss) income.

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

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of amount due to a related party and director approximates its fair value due to their short-term maturity.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 5 – AMOUNT DUE TO A RELATED PARTY AND A DIRECTOR

Amount due to a related party and a director represent temporary advance by the former director and the current director of the Company. The amounts are unsecured, interest-free and repayment on demand.

Note 6 – COMMON STOCK

Authorized shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of July 31, 2023 and April 30, 2023, there were 5,871,250 shares of common stock issued and outstanding.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023

The valuation allowance at July 31, 2023 was $31,113. The net change in valuation allowance during the three months ended July 31, 2023 was $5,092. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023 and April 30, 2023.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $148,157 at July 31, 2023, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2023 (Unaudited)	As of April 30, 2023 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(148,157)	$(123,910)

Total deferred tax assets	$(31,113)	$(26,021)
Valuation allowance	31,113	26,021
Net deferred tax assets	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2023, the Company has no material commitments and contingencies.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to July 31, 2023 to the date these condensed financial statements were available to be issued, on September 14, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Results of Operations

We have incurred net current liabilities of $83,462 as at July 31, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

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

On June 6, 2023, the Company’s major shareholder and director, Barry Sytner entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Xianchang Ma (“Mr. Ma”), pursuant to which Barry Sytner sold 5,066,250 shares of common stock of the Company to Mr. Ma, constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023, for a total consideration of $470,562, derived from the purchaser’s personal funds. The Securities Purchase Agreement was closed on June 14, 2023. Following the closing, Mr. Ma acquired a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023 and constituting the change of control of the Company. Pursuant to the Securities Purchase Agreement, Barry Sytner has resigned from all his positions with the Company, and Mr. Ma has been appointed as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company with effect from June 14, 2023.

Results of operation for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
	2023	2022
Revenues	$–	$15,000
General and administrative expenses	(24,247)	(8,986)
(Loss) Income from operation	(24,247)	6,014
Income tax expense	–	(3,880)
Net (loss) income	(24,247)	2,134

Revenue

The Company generated revenues of $0 and $15,000 for the three months ended July 31, 2023 and 2022, respectively. The Company commenced operations from July 30, 2021.

Operating expenses

The Company incurred operating expenses of $24,247 and $8,986 for the three months ended July 31, 2023, and 2022, respectively.

Net (Loss) Income

The net (loss) income for the three months ended July 31, 2023 and 2022 was $(24,247) and $2,134.

Liquidity and capital resources

As of July 31, 2023, our total assets were $0, our current liabilities were $83,462 and stockholders’ deficit was $83,462.

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

	Three Months ended
	July 31, 2023	July 31, 2022
Net cash (used in) provided by operating activities	$(26,147)	$6,781
Net cash provided by investing activities	–	–
Net cash provided by financing activities	17,419	–

Net Cash (Used In) Provided By Operating Activities

For the three months ended July 31, 2023, net cash used in operating activities was $26,147, which consisted primarily of a net loss of $24,247 and a decrease in accrued liabilities and other payables of $1,900.

For the three months ended July 31, 2022, net cash provided by operating activities was $6,781, which consisted primarily of a net income of $2,134 and an increase in accrued liabilities and other payables of $4,647.

Net Cash Provided By Investing Activities

For the three months ended July 31, 2023 and 2022, there were no net cash provided by investing activities.

Net Cash Provided By Financing Activities

For the three months ended July 31, 2023, net cash provided by financing activities was $17,419, which consisted primarily of proceed from a related party and a director.

For the three months ended July 31, 2022, there was no net cash provided by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2023.

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

Item 5.01 Changes in Control of Registrant.

Mr. Xianchang Ma, previously the sole Director and Chief Executive Officer of Yijia Group Corp. (the “Company”), passed away on August 3, 2023. On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was allocated 5,066,250 shares of the Company’s common stock at a consideration of $0. As of this transfer, Ms. Qu possesses a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023 and constituting control of the Company. Effective September 13, 2023, the Board comprises Ms. Qiuping Lu and Mr. Ruiming Zhou. Ms. Qiuping Lu has been appointed as the Chief Executive Officer, President, and Chief Financial Officer of the Company. There exist no other arrangements required to be disclosed under Item 403(c) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. Xianchang Ma, previously the Chief Executive Officer, President, Chief Financial Officer and Director of the Company, passed away on August 3, 2023.

On September 13, 2023, the majority shareholder inducted Ms. Qiuping Lu, and Mr. Ruiming Zhou to the Board. On September 13, 2023, the Board resolved to appoint Ms. Qiuping Lu as the Chief Executive Officer, President, Chief Financial Officer of the Company. There are no current or proposed transactions in which Ms. Qiuping Lu or Mr. Ruiming Zhou has an interest that is required to be disclosed under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”).

Ms. Lu, aged 51, served as the CEO and CFO of China Herb Group Holdings between 2014 and 2019. Ms. Lu is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K, and there are no arrangements or understandings between Ms. Lu and any other persons pursuant to which she was appointed as Director of the Company.

Mr. Zhou, aged 56, graduated from the First Vocational School of Ba Meng, Inner Mongolia. Since June 2017, he has been serving as a director at Shandong Tengjunxiang Biotechnology Co., Ltd. Mr. Zhou is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K, and there are no arrangements or understandings between Mr. Zhou and any other persons pursuant to which she was appointed as Director of the Company.

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

99.1	Securities Purchase Agreement dated June 6, 2023 (incorporated by reference to Form 8-K filed on June 15, 2023)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2023.

Yijia Group Corp.

By:	/s/ Qiuping Lu	September 14, 2023
Qiuping Lu Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

