Form 10-Q
period 2023-10-31
YIJIA GROUP CORP.
filed 2023-12-15
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2583762
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

39 E Broadway, Ste 603, New York, NY	10002
(Address of principal executive offices)	(Zip Code)

Tel: +1 919-869-0279

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

The number of shares outstanding of the issuer's common stock, as of December 11, 2023 was 5,871,250.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying interim financial statements of Yijia Group Corp. (“the Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

YIJIA GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2023 AND APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2023 (Unaudited)	April 30, 2023 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$–	$8,728
Total Current Assets	–	8,728

TOTAL ASSETS	$–	$8,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities and other payable	$50,707	$51,843
Amount due to a related party	16,237	16,100
Amount due to a director	25,273	–
Total Current Liabilities	92,217	67,943

Total Liabilities	92,217	67,943

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,871,250 and 5,871,250 shares issued and outstanding, respectively	5,871	5,871
Additional paid in capital	58,824	58,824
Accumulated deficit	(156,912)	(123,910)
Total Stockholders’ Deficit	(92,217)	(59,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$8,728

See accompanying notes, which are an integral part of these condensed financial statements.

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended October 31,		For the six months ended October 31,
	2023	2022	2023	2022

Revenue	$–	$10,000	$–	$25,000

OPERATING EXPENSES
General and Administrative Expenses	8,755	7,399	33,002	20,265
TOTAL OPERATING EXPENSES	(8,755)	(7,399)	(33,002)	(20,265)

(LOSS) INCOME BEFORE INCOME TAX	(8,755)	2,601	(33,002)	4,735

PROVISION FOR INCOME TAXES	–	–	–	–

NET (LOSS) INCOME	$(8,755)	$2,601	$(33,002)	$4,735

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED	$(0.00)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	5,871,250	5,871,250	5,871,250	5,871,250

See accompanying notes, which are an integral part of these condensed financial statements.

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2023 (Audited)	5,871,250	$5,871	$58,824	$(123,910)	$(59,215)

Net loss for the period	–	–	–	(24,247)	(24,247)

Balance, July 31, 2023	5,871,250	$5,871	$58,824	$(148,157)	$(83,462)

Net loss for the period	–	–	–	(8,755)	(8,755)

Balance, October 31, 2023	5,871,250	$5,871	$58,824	$(156,912)	$(92,217)

Balance, May 1, 2022 (Audited)	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net income for the period	–	–	–	2,134	2,134

Balance, July 31, 2022	5,871,250	$5,871	$58,824	$(97,549)	$(32,854)

Net income for the period	–	–	–	2,601	2,601

Balance, October 31, 2022	5,871,250	$5,871	$58,824	$(94,948)	$(30,253)

See accompanying notes, which are an integral part of these condensed financial statements.

YIJIA GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Six months ended October 31, 2023	Six months ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(33,002)	$4,735
Changes in operating assets and liabilities:
Accrued liabilities and other payable	(1,136)	7,352
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(34,138)	12,087

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	25,410	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,410	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,728)	12,087

Cash and cash equivalents, beginning of period	8,728	23,103

Cash and cash equivalents, end of period	$–	$36,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023

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

In the opinion of management, the consolidated balance sheet as of April 30, 2023 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on May 16, 2023.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America.

The Company has currently commenced its operation in the rendering of business consulting service to domestic and international customers.

On June 6, 2023, the Company’s major shareholder and director, Barry Sytner entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Xianchang Ma (“Mr. Ma”), pursuant to which Barry Sytner sold 5,066,250 shares of common stock of the Company to Mr. Ma, constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023, for a total consideration of $470,562, derived from the purchaser’s personal funds. The Securities Purchase Agreement was closed on June 14, 2023. Following the closing, Mr. Ma acquired a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023 and constituting the change of control of the Company. Pursuant to the Securities Purchase Agreement, Barry Sytner has resigned from all his positions with the Company, and Mr. Ma was appointed as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company, effective June 14, 2023.

Mr. Ma passed away on August 3, 2023. On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was allocated 5,066,250 shares of the Company’s common stock at a consideration of $0 through operation of law. As of this transfer, Ms. Qu possesses a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023 and constituting control of the Company. Effective September 13, 2023, the Board comprises Ms. Qiuping Lu and Mr. Ruiming Zhou. Ms. Qiuping Lu has been appointed as the Chief Executive Officer, President, and Chief Financial Officer of the Company.

Note 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company suffered from a working capital deficit of $92,217 and an accumulated deficit of $156,912, as of October 31, 2023.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023

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

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023

(UNAUDITED)

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended October 31, 2023 and 2022.

Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive (loss) income per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2023 and April 30, 2023, there were no differences between our comprehensive income and net income.

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

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023

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

Note 6 – COMMON STOCK

Authorized shares

The Company has 75,000,000 shares of common stock authorized, par value $0.001 per share.

Issued and outstanding shares

As of October 31, 2023 and April 30, 2023, there were 5,871,250 shares of common stock issued and outstanding.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at October 31, 2023 was $32,952. The net change in valuation allowance during the six months ended October 31, 2023 was $6,931. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2023 and April 30, 2023. All tax years since inception remain open for examination only by taxing authorities of US Federal and state of Nevada.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023

(UNAUDITED)

The Company has a net operating loss carryforward for tax purposes totaling $156,912 at October 31, 2023, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2023 (Unaudited)	As of April 30, 2023 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(156,912)	$(123,910)

Total deferred tax assets	(32,952)	(26,021)
Valuation allowance	32,952	26,021
Net deferred tax assets	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2023, the Company has no material commitments and contingencies.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2023 to the date these condensed financial statements were available to be issued, on December 15, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We incurred net current liabilities of $92,217 at October 31, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

On June 6, 2023, the Company’s major shareholder and director, Barry Sytner entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Xianchang Ma (“Mr. Ma”), pursuant to which Barry Sytner sold 5,066,250 shares of common stock of the Company to Mr. Ma, constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023, for a total consideration of $470,562, derived from the purchaser’s personal funds. The Securities Purchase Agreement was closed on June 14, 2023. Following the closing, Mr. Ma acquired a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023 and constituting the change of control of the Company. Pursuant to the Securities Purchase Agreement, Barry Sytner has resigned from all his positions with the Company, and Mr. Ma was appointed as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company, effective June 14, 2023.

Mr. Ma passed away on August 3, 2023. On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was allocated 5,066,250 shares of the Company’s common stock at a consideration of $0 through operation of law. As of this transfer, Ms. Qu possesses a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023 and constituting control of the Company. Effective September 13, 2023, the Board comprises Ms. Qiuping Lu and Mr. Ruiming Zhou. Ms. Qiuping Lu has been appointed as the Chief Executive Officer, President, and Chief Financial Officer of the Company.

Results of operation for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022
Revenues	$–	$10,000
General and administrative expenses	(8,755)	(7,399)
(Loss) Income from operation	(8,755)	2,601
Income tax expense	–	–
Net (loss) income	(8,755)	2,601

Revenue

The Company generated revenues of $0 and $10,000 for the three months ended October 31, 2023 and 2022, respectively.

Operating expenses

The Company incurred operating expenses of $8,755 and $7,399 for the three months ended October 31, 2023, and 2022, respectively.

Net (Loss) Income

For the three months ended October 31, 2023 and 2022, the Company has a net loss of $8,755 and a net income of $2,601, respectively.

Results of operation for the six months ended October 31, 2023 and 2022:

	Six Months Ended October 31,
	2023	2022
Revenues	$–	$25,000
General and administrative expenses	(33,002)	(20,265)
(Loss) Income from operation	(33,002)	4,735
Income tax expense	–	–
Net (loss) income	(33,002)	4,735

Revenue

The Company generated revenues of $0 and $25,000 for the six months ended October 31, 2023 and 2022, respectively.

Operating expenses

The Company incurred operating expenses of $33,002 and $20,265 for the six months ended October 31, 2023, and 2022, respectively.

Net (Loss) Income

For the six months ended October 31, 2023 and 2022, the Company has a net loss of $33,002 and net income of $4,735, respectively.

Liquidity and capital resources

As of October 31, 2023, our total assets were $0, our current liabilities were $92,217 and stockholders’ deficit was $92,217.

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

	Six Months ended
	October 31, 2023	October 31, 2022
Net cash (used in) provided by operating activities	$(34,138)	$12,087
Net cash used in investing activities	–	–
Net cash provided financing activities	25,410	–

Cash Flows from Operating Activities

For the six months ended October 31, 2023, net cash flows used in operating activities was $34,138, which consisted primarily of a net loss of $33,002 and an increase in accrued liabilities and other payables of $1,136.

For the six months ended October 31, 2022, net cash flows generated from operating activities was $12,087, which consisted primarily of a net income of $4,735 and an increase in accrued liabilities and other payables of $7,352.

Cash Flows from Financing Activities

For the six months ended October 31, 2023, net cash provided by financing activities was $25,410, which consisted primarily of proceed from a related party and a director.

For the six months ended October 31, 2022, net cash provided by financing activities was $0.

Off-Balance Sheet Arrangements

As of October 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2023.

Yijia Group Corp.

By:

/S/ Qiuping Lu	December 15, 2023
Qiuping Lu Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

