Form 10-Q
period 2024-01-31
YIJIA GROUP CORP.
filed 2024-03-11
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2024

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

                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and, “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of March 6, 2024.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of Yijia Group Corp. (“the Company” or “YJGJ”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

YIJIA GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024 AND APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2024 (Unaudited)	April 30, 2023 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$808,356	$8,728
Deposit and other receivables	156,000	–
Total Current Assets	964,356	8,728

TOTAL ASSETS	$964,356	$8,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued liabilities and other payables	$50,202	$51,843
Amount due to related parties	43,372	16,100
Total Current Liabilities	93,574	67,943

Total Liabilities	93,574	67,943

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 25,012,270 and 5,871,250 shares issued and outstanding, respectively	25,012	5,871
Additional paid in capital	996,734	58,824
Accumulated deficit	(150,964)	(123,910)
Total Stockholders’ Equity (Deficit)	870,782	(59,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$964,356	$8,728

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

YIJIA GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended January 31,		For the nine months ended January 31,
	2024	2023	2024	2023

REVENUE	$26,100	$10,000	$26,100	$35,000

OPERATING EXPENSES
General and Administrative Expenses	20,152	34,577	53,154	54,842
TOTAL OPERATING EXPENSES	(20,152)	(34,577)	(53,154)	(54,842)

INCOME (LOSS) BEFORE INCOME TAX	5,948	(24,577)	(27,054)	(19,842)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$5,948	$(24,577)	$(27,054)	$(19,842)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	6,079,305	5,871,250	25,012,270	5,871,250

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

YIJIA GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 1, 2023 (Audited)	5,871,250	$5,871	$58,824	$(123,910)	$(59,215)

Net loss for the period	–	–	–	(24,247)	(24,247)

Balance, July 31, 2023	5,871,250	$5,871	$58,824	$(148,157)	$(83,462)

Net loss for the period	–	–	–	(8,755)	(8,755)

Balance, October 31, 2023	5,871,250	$5,871	$58,824	$(156,912)	$(92,217)

Shares issued under the private placement	19,141,020	19,141	937,910	–	957,051
Net income for the period	–	–	–	5,948	5,948

Balance, January 31, 2024	25,012,270	$25,012	$996,734	$(150,964)	$870,782

Balance, May 1, 2022 (Audited)	5,871,250	$5,871	$58,824	$(99,683)	$(34,988)

Net income for the period	–	–	–	2,134	2,134

Balance, July 31, 2022	5,871,250	$5,871	$58,824	$(97,549)	$(32,854)

Net income for the period	–	–	–	2,601	2,601

Balance, October 31, 2022	5,871,250	$5,871	$58,824	$(94,948)	$(30,253)

Net loss for the period	–	–	–	(24,577)	(24,577)

Balance, January 31, 2023	5,871,250	$5,871	$58,824	$(119,525)	$(54,830)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

YIJIA GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

(UNAUDITED)

	Nine months ended January 31, 2024	Nine months ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,054)	$(19,842)
Changes in operating assets and liabilities:
Deposit and other receivables	(156,000)	–
Accrued liabilities and other payables	(1,641)	3,752
NET CASH USED IN OPERATING ACTIVITIES	(184,695)	(16,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private offering	957,051	–
Proceeds from related parties	27,272	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	984,323	4,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	799,628	(12,090)

Cash and cash equivalents, beginning of period	8,728	23,103

Cash and cash equivalents, end of period	$808,356	$11,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

YIJIA GROUP CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

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

In the opinion of management, the consolidated balance sheet as of April 30, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on May 16, 2023.

Note 2 – ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (“the Company” or “YJGJ”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America.

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

Mr. Ma passed away on August 3, 2023. On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was allocated 5,066,250 shares of the Company’s common stock at a consideration of $0 through operation of law. Upon completion of this transfer, Ms. Qu possessed 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023 and constituting control of the Company at that time. Effective September 13, 2023, the Board comprised Ms. Qiuping Lu and Mr. Ruiming Zhou. Ms. Qiuping Lu was appointed as the Chief Executive Officer, President, and Chief Financial Officer of the Company.

On November 9, 2023, the Company founded Nutripeak Trading Corporation (“NTC”), a wholly owned subsidiary incorporated in Nevada. NTC was established with the purpose of manufacturing and marketing healthcare products.

On January 30, 2024, the Company entered into ten securities purchase agreements (the “Purchase Agreements”) in connection with its private offering (the “Offering”) of the Company’s unregistered shares of common stock, par value $0.001, with a total of ten (10) investors, consisting of two (2) U.S. accredited investors, as defined under Rule 501 of Regulation D, and eight (8) non-U.S. investors (individually, an “Investor” and collectively, the “Investors”), at a purchase price of $0.05 per share. This Offering was being conducted on a rolling basis and there was no minimum nor maximum offering amount to close this Offering. Each of the Purchase Agreements contained customary representations, warranties and covenants by the parties, regularly applied under industry standards. Each of the Investors acknowledged and agreed that any resale of the shares issued in connection with this Offering is subject to resale restrictions pursuant to the Securities Exchange Act of 1934 and none of the shares purchased herein has been registered under the Securities Act of 1933, as amended. This Offering was closed on January 30, 2024 and the Company raised an aggregate gross proceeds of $957,051 by selling and issuing 19,141,020 shares of its common stock in this Offering.

The details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Nutripeak Trading Corporation	State of Nevada, United States of America, Corporation	Manufacturing and marketing healthcare products	100 shares of common stock authorized, par value $1 per share	100%

YJGJ and its subsidiary are hereinafter referred to as (the “Company”).

Note 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net loss of $27,054 and an accumulated deficit of $150,964, as of January 31, 2024.

Therefore, there is substantial doubt about the Company’s ability to continue as a going concern without future profitability. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of YJGJ and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

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

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended January 31, 2024 and 2023. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended January 31, 2024 and 2023.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2024 and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense) but are negligible.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2024 and April 30, 2023, there were no differences between our comprehensive income and net income.

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

Note 5 – AMOUNT DUE TO RELATED PARTIES

Amount due to related parties represent temporary advance by the former director and the current director of the Company. The amounts are unsecured, interest-free and payable on demand.

Note 6 – COMMON STOCK

Authorized shares

The Company has 75,000,000 shares of common stock authorized, par value $0.001 per share.

Issued and outstanding shares

In January 2024, the Company issued 19,141,020 shares of common stock at a price of $0.05 per share for the proceeds of $957,051 in the private placement.

As of January 31, 2024 and April 30, 2023, there were 25,012,270 and 5,871,250 shares of common stock issued and outstanding.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2024 was $31,702. The net change in valuation allowance during the nine months ended January 31, 2024 was $5,681. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2024 and April 30, 2023. All tax years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $150,964 at January 31, 2024, expiring through 2041. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2024 (Unaudited)	As of April 30, 2023 (Audited)
Non-current deferred tax assets:
Net operating loss carryforward	$(150,964)	$(123,910)

Total deferred tax assets	(31,702)	(26,021)
Valuation allowance	31,702	26,021
Net deferred tax assets	$–	$–

Note 8 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2024, the Company has no material commitments and contingencies.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” the Company has analyzed its operations subsequent to January 31, 2024 to the date these condensed consolidated financial statements were available to be issued, on March 8, 2024, and   has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On June 6, 2023, the Company’s major shareholder and director, Barry Sytner entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Xianchang Ma (“Mr. Ma”), pursuant to which Barry Sytner sold 5,066,250 shares of common stock of the Company to Mr. Ma, constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023, for a total consideration of $470,562, derived from the purchaser’s personal funds. The Securities Purchase Agreement was closed on June 14, 2023. Following the closing, Mr. Ma acquired a beneficial interest in 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of May 2, 2023 and constituting the change of control of the Company. Pursuant to the Securities Purchase Agreement, Barry Sytner has resigned from all his positions with the Company, and Mr. Ma was appointed as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company, effective from June 14, 2023.

Mr. Ma passed away on August 3, 2023. On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was allocated 5,066,250 shares of the Company’s common stock at a consideration of $0 through operation of law. Upon completion of this transfer, Ms. Qu possessed 5,066,250 shares of common stock of the Company, constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023 and constituting control of the Company at that time. Effective September 13, 2023, the Board comprised Ms. Qiuping Lu and Mr. Ruiming Zhou. Ms. Qiuping Lu was appointed as the Chief Executive Officer, President, and Chief Financial Officer of the Company.

On November 9, 2023, the Company founded Nutripeak Trading Corporation (“NTC”), a wholly owned subsidiary incorporated in Nevada. NTC was established with the purpose of manufacturing and marketing healthcare products.

On January 8, 2024, Qiuping Lu resigned from her position as the Chief Financial Officer of the Company and Dr. Steven Niu was appointed as the Chief Financial Officer by the Board.

On January 30, 2024, the Company entered into ten securities purchase agreements (the “Purchase Agreements”) in connection with its private offering (the “Offering”) of the Company’s unregistered shares of common stock, par value $0.001, with a total of ten (10) investors, consisting of two (2) U.S. accredited investors, as defined under Rule 501 of Regulation D, and eight (8) non-U.S. investors (individually, an “Investor” and collectively, the “Investors”), at a purchase price of $0.05 per share. This Offering was being conducted on a rolling basis and there was no minimum nor maximum offering amount to close this Offering. Each of the Purchase Agreements contained customary representations, warranties and covenants by the parties, regularly applied under industry standards. Each of the Investors acknowledged and agreed that any resale of the shares issued in connection with this Offering is subject to resale restrictions pursuant to the Securities Exchange Act of 1934 and none of the shares purchased herein has been registered under the Securities Act of 1933, as amended. This Offering was closed on January 30, 2024 and the Company raised an aggregate gross proceeds of $957,051 by selling and issuing 19,141,020 shares of its common stock in this Offering.

The details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Nutripeak Trading Corporation	State of Nevada, United States of America, Corporation	Manufacturing and marketing healthcare products	100 shares of common stock authorized, par value $1 per share	100%

YJGJ and its subsidiary are hereinafter referred to as (the “Company”).

Results of Operations

Results of operation for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
	2024	2023
Revenues	$26,100	$10,000
General and administrative expenses	(20,152)	(34,577)
Income (loss) from operation	5,948	(24,577)
Income tax expense	–	–
Net income (loss)	5,948	(24,577)

Revenue

The Company generated revenues of $26,100 and $10,000 for the three months ended January 31, 2024 and 2023, respectively.   Revenues increased in 2024 over 2023 by $16,100, or 161%, primarily due to increase in demand of its business consulting services.

General and administrative expenses

The Company incurred general and administrative expenses of $20,152 and $34,577 for the three months ended January 31, 2024 and 2023, respectively. General and administrative expenses decreased in 2024 over 2023 by $14,425, or 42%, primarily due to decrease in marketing promotion expense.

Net Income (Loss)

As a result of the factors described above, for the three months ended January 31, 2024 and 2023, the Company has a net income of $5,948 and a net loss of $24,577, respectively.

Results of operation for the nine months ended January 31, 2024 and 2023:

	Nine Months Ended January 31,
	2024	2023
Revenues	$26,100	$35,000
General and administrative expenses	(53,154)	(54,842)
Loss from operation	(27,054)	(19,842)
Income tax expense	–	–
Net loss	(27,054)	(19,842)

Revenue

The Company generated revenues of $26,100 and $35,000 for the nine months ended January 31, 2024 and 2023, respectively. Revenues decreased in 2024 over 2023 by $8,900, or 25%, primarily due to decrease in marketing promotion.

General and administrative expenses

The Company incurred general and administrative expenses of $53,154 and $54,842 for the nine months ended January 31, 2024 and 2023, respectively. General and administrative expenses decreased in 2024 over 2023 by $1,688, or 3%, primarily due to decrease in marketing promotion expense mentioned above.

Net Loss

As a result of the factors described above, for the nine months ended January 31, 2024 and 2023, the Company has a net loss of $27,054 and $19,842, respectively.

Liquidity and capital resources

On January 31, 2024, we had total current assets of $964,356, which consisted primarily of $808,356 in cash and cash equivalents and $156,000 in deposit and other receivables. We had total current liabilities of $93,574, which consisted of $43,372 due to related parties and $50,202 in accrued liabilities and other payables.

On April 30, 2023, we had total current assets of $8,728 which consist of $8,728 in cash and cash equivalents. We had total current liabilities of $67,943, which consist of $16,100 due to related parties and $51,843 in accrued liabilities and other payables.

	Nine Months ended
	January 31, 2024	January 31, 2023
Net cash used in by operating activities	$(184,695)	$(16,090)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	984,323	4,000

Cash Flows from Operating Activities

For the nine months ended January 31, 2024, net cash flows used in operating activities was $184,695, which consisted primarily of a net loss of $27,054, an increase in deposit and other receivables of $156,000 and a decrease in accrued liabilities and other payables of $1,641.

For the nine months ended January 31, 2023, net cash flows used in operating activities was $16,090, which consisted primarily of a net loss of $19,482 and an increase in accrued liabilities and other payables of $3,752.

Cash Flows from Financing Activities

For the nine months ended January 31, 2024, net cash provided by financing activities was $984,323, which consisted primarily of procced from private offering of $957,051 and advances from related parties of $27,272.

For the nine months ended January 31, 2023, net cash provided by financing activities was $4,000 from proceeds from a related party.

Off-Balance Sheet Arrangements

As of January 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2024.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended January 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* This certification is deemed furnished, and not filed, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2024.

Yijia Group Corp.

By:

/S/ Qiuping Lu	March 11, 2024
Qiuping Lu Chief Executive Officer and Director (Principal Executive Officer)

/S/ Dr. Steven Niu	March 11, 2024
Dr. Steven Niu Chief Financial Officer (Principal Financial Officer)

