Form 10-Q
period 2024-07-31
YIJIA GROUP CORP.
filed 2024-09-10
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2583762
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

39 E Broadway, Suite 603, New York,NY	10002
(Address of principal executive offices)	(Zip Code)

Tel: +1-919-869-0279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of September 10, 2024.

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

The interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual consolidated financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024	April 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$141,635	$593,036
Inventories	213,463	132,873
Advances to vendors	840,262	460,870
Other current assets	5,491	6,079
Total current assets	1,200,851	1,192,858

TOTAL ASSETS	$1,200,851	$1,192,858

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$67,249	$60,749
Other current liabilities	1,859	8,302
Amounts due to related parties	55,600	3,000
Income tax payable	74,666	64,869
Total current liabilities	199,374	136,920

TOTAL LIABILITIES	199,374	136,920

Commitments and Contingencies	–	–

Shareholders’ equity:
Ordinary shares, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of July 31 and April 30, 2024	25,012	25,012
Additional paid in capital	1,012,971	1,012,971
Shares to be issued – 35,000 and 20,000 shares of ordinary shares	1,750	1,000
(Accumulated deficit) retained earnings	(38,256)	16,955

Total Shareholders’ Equity	1,001,477	1,055,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,200,851	$1,192,858

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

	Three Months ended July 31,
	2024	2023

Revenue, net	$108,477	$–

Cost of revenue	(35,304)	–

Gross profit	73,173	–

Operating expenses
Sales and distribution expenses	(7,030)	–
Personnel and benefit costs	(53,984)	–
General and administrative expenses	(57,573)	(24,247)
Total operating expenses	(118,587)	(24,247)

Loss before income tax	(45,414)	(24,247)

Income tax expense	(9,797)	–

Net loss	$(55,211)	$(24,247)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	25,012,270	5,871,250

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity (deficit)

Balance as of May 1, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	25,012,270	$25,012	$1,012,971	$1,750	$(38,256)	$1,001,477

Balance as of May 1, 2023	5,871,250	$5,871	$58,824	$–	$(123,910)	$(59,215)

Net loss for the period	–	–	–	–	(24,247)	(24,247)

Balance as of July 31, 2023	5,871,250	$5,871	$58,824	$–	$(148,157)	$(83,462)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

	Three months ended July 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(55,211)	$(24,247)
Adjustment to reconcile net loss used in operating activities:
Share-based compensation	750	–
Changes in operating assets and liabilities:
Inventories	(80,590)	–
Advances to vendors	(379,392)	–
Other current assets	588	–
Accounts payable and accrued liabilities	6,500	(1,900)
Other current liabilities	(6,443)	–
Income tax payable	9,797	–
Net cash used in operating activities	(504,001)	(26,147)

Cash flows from financing activities:
Proceed from a related party	52,600	137
Proceed from a director	–	17,282
Net cash provided by financing activities	52,600	17,419

Net change in cash	(451,401)	(8,728)

Cash, beginning of period	593,036	8,728

Cash, end of period	$141,635	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements are presented in US dollars, which is the Company’s functional currency.

In the opinion of management, the condensed balance sheet as of April 30, 2024 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2025 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2024, filed with the SEC on July 29, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Reclassifications

Certain amounts on the prior year’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		Three Months ended July 31,
Type of products or services	Timing of revenue recognition	2024	2023

Consultancy service fee income	Services transferred over time	$–	$–
Sales of healthcare products	Goods transferred at a point in time	108,477	–
TOTAL		$108,477	$–

Recent Accounting Standard Adopted

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for all entities other than public companies’ fiscal years beginning after December 15, 2022. The Company has adopted this accounting standard, effective April 1, 2023 and concluded that the adoption did not have a material effect on the Company’s financial condition, results of operations, and cash flows.

Accounting Standards Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the unaudited condensed consolidated balance sheets, statements of operations and cash flows.

NOTE 3 — SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Healthcare Segment, mainly provides healthcare products to customers, most of them are distributors.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three months ended July 31, 2023, the consulting service and healthcare segment did not generate any revenue.

	Three Months ended July 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of healthcare products	108,477	–	108,477
Total revenue	108,477	–	108,477

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,304)	–	(35,304)
Total cost of revenue	(35,304)	–	(35,304)

Gross profit	73,173	–	73,173

Operating Expenses
Selling and distribution	(7,030)	–	(7,030)
Personal and benefit costs	(18,739)	(35,245)	(53,984)
General and administrative	(751)	(56,822)	(57,573)
Total operating expenses	(26,520)	(92,067)	(118,587)

Segment income (loss)	$46,653	$(92,067)	$(45,414)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended July 31,
	2024	2023

Hong Kong	$108,477	$–

NOTE 4 － INVENTORIES

Inventories comprised of the following:

	July 31, 2024	April 30, 2024

Finished goods – Gene Code NR Capsules	$213,463	$132,873

For the three months ended July 31, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 5－ INCOME TAX EXPENSE

The income tax provision for the three months ended July 31, 2024 and 2023, consists of the following:

	Three Months ended July 31,
	2024	2023

Federal
Current	$9,797	$–
Deferred	–	–

State
Current	–	–
Deferred	–	–

Income tax provision	$9,797	$–

The deferred tax assets as of July 31, 2024 and April 30, 2024 were $66,146 and $46,969, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of July 31, 2024 April 30, 2024 was $19,177. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024 and April 30, 2024. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the three months ended July 31, 2024 and 2023, consists of the following:

	July 31, 2024	July 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Deferred tax asset	42.2%	21.0%
Change in valuation allowance	(42.2)%	(21.0)%
Adjustment to current year taxes	(42.6)%	(21.0)%
Effective Tax Rate	(21.6)%	– %

The effective tax rate differs from the statutory tax rate of 21% for the three months ended July 31, 2024 and 2023, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 6 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Qiuping Lu (“Ms. Lu”)	Chief Executive Officer and Director of the Company
Ruiming Zhou (“Mr. Zhou”)	Director of the Company
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company
Triangle Accounting Inc.	An entity controlled by Steve Niu

In June 2024, Ms. Lu, Chief Executive Officer and Director of the Company, loaned the Company an aggregate principal amount of $50,000 which bears interest at a monthly rate of 0.5% and becomes payable upon maturity dates on December 3, 2024.

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 60,000 common stocks to the Chief Financial Officer - Steve Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the three months ended July 31, 2024 and 2023, the Company recognized share-based compensation in the amount of $1,750 and $Nil, respectively. As of July 31, 2024 and April 30, 2024, the Company’s common stock issuable totaled 35,000 and 20,000, respectively.

NOTE 7 － CONCENTRATIONS OF RISK

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of July 31, 2024 and April 30, 2024, $Nil and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(b)	Major customer and vendor

For the three months ended July 31, 2024, there is one customer who accounted for 100% of the Company’s revenues amounting to $108,477. For the three months ended July 31, 2024, there is one vendor who accounted for 54% of the Company’s purchase cost amounting to $114,598.

For the three months ended July 31, 2023, there is no single customer who accounted for 10% or more of the Company’s revenues. For the three months ended July 31, 2023, there is no single vendor who accounted more than 10% of the Company’s purchase.

The Company’s major customer and vendor are located in Hong Kong and United States of America.

NOTE 8－ COMMITMENTS AND CONTINGENCIES

As of July 31, 2024, the Company has no commitments or contingencies.

NOTE 9－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2024, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

The following table sets forth certain operational data for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
	2024	2023
Revenues	$108,477	$–
Cost of revenue	(35,304)	–
Gross profit	73,173	–
Total operating expenses	(118,587)	(24,247)
Loss from operation and before income tax	(45,414)	(24,247)
Income tax expense	(9,797)	–
Net loss	$(55,211)	$(24,247)

Revenue

We generated revenues of $108,477 and $Nil for the three months ended July 31 2024 and 2023, respectively. Our major customer is located in Hong Kong. Our revenue significantly increased by $108,477, or 100% due to the commencement of business of the healthcare products segment.

During the three months ended July 31, 2024 and 2023, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	healthcare Segment, mainly provides healthcare products and healthcare consultation services to the customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three months ended July 31, 2023, the consulting service and healthcare segment did not generate any revenue.

	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of healthcare products	108,477	–	108,477
Total revenue	108,477	–	108,477

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,304)	–	(35,304)
Total cost of revenue	(35,304)	–	(35,304)

Gross profit	73,173	–	73,173

Operating Expenses
Selling and distribution	(7,030)	–	(7,030)
Personal and benefit costs	(18,739)	(35,245)	(53,984)
General and administrative	(751)	(56,822)	(57,573)
Total operating expenses	(26,520)	(92,067)	(118,587)

Segment income (loss)	$46,653	$(92,067)	$(45,414)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended July 31,
	2024	2023

Hong Kong	$108,477	$–

For the three months ended July 31, 2024, there is a sole customer who accounted for 100% of the Company’s revenues amounting to $108,477.

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 33% for the three months ended July 31, 2024. No cost of revenue was incurred for the three months ended July 31, 2023. Cost of revenue increased by $35,304, or 100%, is exclusively attributable to the commencement of business of healthcare product segment.

For the three months ended July 31, 2024, there is one vendor who accounted for 54% of the Company’s purchase cost amounting to $114,598.

Gross profit

We achieved a gross profit of $73,173 and $Nil for the three months ended July 31, 2024 and 2023, respectively. Gross profit increased by $73,173 is primarily attributable to the commencement in sales of healthcare products.

Sales and distribution expenses

We incurred sales and distribution expenses of $7,030 and $Nil for the three months ended July 31, 2024 and 2023, respectively. Sales and distribution expenses increased by $7,030 is primarily attributable to the increase in advertising expenses aligned with the newly healthcare products.

Personnel and benefit costs

We incurred personnel and benefit costs of $53,984 and $Nil for the three months ended July 31, 2024 and 2023, respectively. Personnel and benefit costs increased by $53,984, is primarily attributable to the increase in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $57,573 and $24,247 for the three months ended July 31, 2024 and 2023, respectively. General and administrative expenses increased by $33,326, or 137% is primarily attributable to an increase in legal and professional fees during the period.

Net loss

As a result of the factors described above, we reported net loss of $55,211 and 24,247 for the three months ended July 31, 2024 and 2023, respectively.

Liquidity and capital resources

On July 31, 2024, we had total current assets of $ 1,200,851, which consisted primarily of $141,635 in cash, $213,463 in inventories, $840,262 in advances to vendor and $5,491 in other current assets. We had total current liabilities of $199,374, which consisted of $67,249 in accounts payable and accrued expenses, $1,859 in other current liabilities, $55,600 due to related parties and $ 74,666 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended:

	Three Months ended
	July 31, 2024	July 31, 2023
Net cash used in operating activities	$(504,001)	$(26,147)
Net cash provided by financing activities	52,600	17,419

Operating Activities

For the three months ended July 31, 2024, net cash used in operating activities was $504,001 which consisted primarily of a net loss of $55,211, decrease in inventory of $80,590, decrease in advances to vendor of $379,392, and decrease in other current liabilities of $6,443. The amounts were partially offset by adjusted non-cash item consisting of share-based compensation of $750, increase in other current assets of $588, increase in accounts payable and accrued expenses of $6,500, and increase in income tax payable of $9,797.

For the three months ended July 31, 2023, net cash used in operating activities was $26,147, which consisted primarily of a net loss of $24,247 and a decrease in accrued liabilities and other payables of $9,797.

Financing Activities

For the three months ended July 31, 2024, net cash provided by financing activities was $52,600, which consisted primarily of proceed from a director.

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

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of July 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2024.

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

During the quarter ended July 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Yijia Group Corp. under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2024.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer, President and Director

Name	Position	Date

/s/ Qiuping Lu	Chief Executive Officer, President and Director	September 10, 2024
Qiuping Lu	(Principal Executive Officer)

/s/ Steve Niu	Chief Financial Officer	September 10, 2024
Steve Niu	(Principal Financial and Accounting Officer)

/s/ Ruiming Zhou	Director	September 10, 2024
Ruiming Zhou

