Form 10-Q
period 2024-10-31
YIJIA GROUP CORP.
filed 2024-12-13
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

Yijia Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2583762
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

39 E Broadway, Suite 603, New York, NY 10002	82801
(Address of principal executive offices)	(Zip Code)

Tel: +1-516-886-8888

(Registrant’s telephone number, including area code)

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or . See the definitions of ” large accelerated filer “, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of December 12, 2024.

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

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	April 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$222,795	$593,036
Accounts receivable	57,700	–
Advances to vendors	671,782	460,870
Inventories	303,094	132,873
Other current assets	3,441	6,079
Total current assets	1,258,812	1,192,858

TOTAL ASSETS	$1,258,812	$1,192,858

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$69,375	$60,749
Other current liabilities	902	8,302
Amounts due to a related party	128,000	3,000
Income tax payable	25,661	64,869
Total current liabilities	223,938	136,920

TOTAL LIABILITIES	223,938	136,920

Commitments and Contingencies	–	–

Shareholders’ equity:
Ordinary shares, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of October 31 and April 30, 2024	25,012	25,012
Additional paid in capital	1,012,971	1,012,971
Shares to be issued – 35,000 and 20,000 shares of ordinary shares	2,500	1,000
(Accumulated deficit) retained earnings	(5,609)	16,955

Total Shareholders’ Equity	1,034,874	1,055,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,258,812	$1,192,858

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023 (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023

Revenue, net	$292,118	$–	$400,595	$–

Cost of revenue	(136,284)	–	(171,588)	–

Gross profit	155,834	–	229,007	–

Operating expenses
Sales and distribution expenses	(159)	–	(7,189)	–
Personnel and benefit costs	(52,968)	–	(106,952)	–
General and administrative expenses	(40,107)	(8,755)	(97,680)	(33,002)
Total operating expenses	(93,234)	(8,755)	(211,821)	(33,002)

Income (loss) from operations	62,600	(8,755)	17,186	(33,002)

Other income (expense):
Other income	300	–	300	–
Interest expenses	(2,125)	–	(2,125)	–
Total other expense, net	(1,825)	–	(1,825)	–

Income (loss) before income tax	60,775	(8,755)	15,361	(33,002)

Income tax expense	(28,128)	–	(37,925)	–

Net income (loss)	$32,647	$(8,755)	$(22,564)	$(33,002)

Income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	25,012,270	5,871,250	25,012,270	5,871,250

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023 (UNAUDITED)

	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity (deficit)

Balance as of May 1, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	25,012,270	$25,012	$1,012,971	$1,750	$(38,256)	$1,001,477

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net income for the period	–	–	–	–	32,647	32,647

Balance as of October 31, 2024	25,012,270	$25,012	$1,012,971	$2,500	$(5,609)	$1,034,874

Balance as of May 1, 2023	5,871,250	$5,871	$58,824	$–	$(123,910)	$(59,215)

Net loss for the period	–	–	–	–	(24,247)	(24,247)

Balance as of July 31, 2023	5,871,250	$5,871	$58,824	$–	$(148,157)	$(83,462)

Net loss for the period	–	–	–	–	(8,755)	(8,755)

Balance as of October 31, 2023	5,871,250	5,871	$58,824	–	$(156,912)	$(92,217)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023 (UNAUDITED)

	Six months ended October 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(22,564)	$(33,002)
Adjustment to reconcile net income (loss) used in operating activities:
Interest expenses	2,125	–
Share-based compensation	1,500	–
Changes in operating assets and liabilities:
Inventories	(170,221)	–
Accounts Receivable	(57,700)	–
Advances to vendors	(210,912)	–
Other current assets	2,638	–
Accounts payable and accrued liabilities	6,501	(1,136)
Other current liabilities	(7,400)	–
Income tax payable	(39,208)	–
Net cash used in operating activities	(495,241)	(34,138)

Cash flows from financing activity:
Proceeds from a related party	125,000	25,410
Net cash provided by financing activity	125,000	25,410

Net change in cash	(370,241)	(8,728)

Cash, beginning of period	593,036	8,728

Cash, end of period	$222,795	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$9,797	$–

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

In the opinion of management, the condensed balance sheet as of April 30, 2024 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2025 or for any future period.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the three months ended October 31,		For the six months ended October 31,
Type of products or services	Timing of revenue recognition	2024	2023	2024	2023

Consultancy service fee income	Services transferred over time	$3,838	$–	$3,838	$–
Sales of healthcare products	Goods transferred at a point in time	288,280	–	396,757	–
		$292,118	$–	$400,595	$–

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

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three and six months ended October 31, 2023, the consulting service and healthcare segment did not generate any revenue.

	Three Months ended October 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of healthcare products	288,280	–	288,280
Total revenue	288,280	3,838	292,118

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(136,284)	–	(136,284)
Total cost of revenue	(136,284)	–	(136,284)

Gross profit	151,996	3,838	155,834

Operating Expenses
Selling and distribution	(159)	–	(159)
Personal and benefit costs	(17,723)	(35,245)	(52,968)
General and administrative	(12,216)	(27,891)	(40,107)
Total operating expenses	(30,098)	(63,136)	(93,234)

Segment income (loss)	$121,898	$(59,298)	$62,600

	Six Months ended October 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of healthcare products	396,757	–	396,757
Total revenue	396,757	3,838	400,595

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(171,588)	–	(171,588)
Total cost of revenue	(171,588)	–	(171,588)

Gross profit	225,169	3,838	229,007

Operating Expenses
Selling and distribution	(7,189)	–	(7,189)
Personal and benefit costs	(36,462)	(70,490)	(106,952)
General and administrative	(12,967)	(84,713)	(97,680)
Total operating expenses	(56,618)	(155,203)	(211,821)

Segment income (loss)	$168,551	$(151,365)	$17,186

The below revenues are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended October 31,		Six Months ended October 31,
	2024	2023	2024	2023
China	$79,200	$–	$79,200	$–
Hong Kong	92,296	–	200,773	–
United States of America	120,622	–	120,622	–
	$292,118	$–	$400,595	$–

NOTE 4 － ACCOUNTS RECEIVABLE

	October 31, 2024	April 30, 2024

Accounts receivable	57,700	–
Less: allowance for expected credit losses	–	–
	$57,700	$–

For the six months ended October 31, 2024 and 2023, no allowance of expected credit losses was recorded by the Company.

The Company generally conducts its business with creditworthy third parties. The Company determines, on a continuing basis, the probable losses and an allowance for expected credit losses, based on several factors including internal risk ratings, customer credit quality, payment history, historical bad debt/write-off experience and forecasted economic and market conditions. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

NOTE 5 － INVENTORIES

Inventories comprised of the following:

	October 31, 2024	April 30, 2024

Finished goods – Gene Code NR Capsules	$303,094	$132,873

For the six months ended October 31, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX EXPENSE

The income tax provision for the six months ended October 31, 2024 and 2023, consists of the following:

	Six Months ended October 31,
	2024	2023

Federal
Current	$35,459	$–
Deferred	2,466	–

State
Current	–	–
Deferred	–	–

Income tax provision	$37,925	$–

The deferred tax assets as of October 31, 2024 and April 30, 2024 were $78,887 and $46,969, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of October 31, 2024 and April 30, 2024 was $31,918. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2024 and April 30, 2024. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the six months ended October 31, 2024 and 2023, consists of the following:

	October 31, 2024	October 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Deferred tax asset	(189.3)%	21.0%
Change in valuation allowance	189.3%	(21.0)%
Adjustment to current year taxes	189.3%	(21.0)%
Effective Tax Rate	210.3%	-%

The effective tax rate differs from the statutory tax rate of 21% for the six months ended October 31, 2024 and 2023, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 7 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Qiuping Lu (“Ms. Lu”)	Chief Executive Officer and Director of the Company
Ruiming Zhou (“Mr. Zhou”)	Director of the Company
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company
Triangle Accounting Inc.	An entity controlled by Steve Niu

In June 2024, Ms. Lu, Chief Executive Officer and Director of the Company, loaned the Company an aggregate principal amount of $50,000, which bears interest at a monthly rate of 0.5% and becomes payable upon maturity on December 3, 2024. The loan was mutually agreed to extend to mature on February 3, 2025.

In August 2024, Ms. Lu, Chief Executive Officer and Director of the Company, loaned the Company an aggregate principal amount of $50,000, which bears interest at a monthly rate of 0.5% and becomes payable upon maturity on April 13, 2025.

In September 2024, Ms. Lu, Chief Executive Officer and Director of the Company, loaned the Company an aggregate principal amount of $25,000, which bears interest at a monthly rate of 0.5% and becomes payable upon maturity on January 4, 2025.

On January 8, 2024, the Company granted 5,000 shares of common stocks issuable per month in total of 60,000 shares of common stock to the Chief Financial Officer - Steve Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the six months ended October 31, 2024 and 2023, the Company recognized share-based compensation in the amount of $1,500 and $Nil, respectively. As of October 31, 2024 and April 30, 2024, the Company’s common stock issuable totaled 35,000 and 20,000 shares, respectively.

NOTE 8 － CONCENTRATIONS OF RISK

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of October 31, 2024 and April 30, 2024, $Nil and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the three and six months ended October 31, 2024, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended October 31, 2024		As of October 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$92,296	31.60%	$–
Customer B	79,200	27.11%	57,700
Customer C	66,668	22.82%	–

	$238,164	81.53%	$57,700

	Six months ended October 31, 2024		As of October 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$200,773	50.12%	$–
Customer B	79,200	19.77%	57,700
Customer C	66,668	16.64%	–

	$346,641	86.53%	$57,700

These customers are located in Hong Kong, China and the United States of America.

For the six months ended October 31, 2023, there is no single customer who accounted for 10% or more of the Company’s revenue.

(b)	Major vendors

For the three and six months ended October 31, 2024, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $210,600 and $325,198, respectively.

For the three and six months ended October 31, 2023, there is no single vendor who accounted for more than 10% of the Company’s purchase.

The Company’s major vendors are located in United States of America.

NOTE 9－ COMMITMENTS AND CONTINGENCIES

As of October 31, 2024, the Company has no commitments or contingencies.

NOTE 10－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2024, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The following table sets forth certain operational data for the three and six months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024	2023
Revenues	$292,118	$–
Cost of revenue	(136,284)	–
Gross profit	155,834	–
Total operating expenses	(93,234)	(8,755)
Income (loss) from operation	62,600	(8,755)
Other expense, net	(1,825)	–
Income (loss) before income tax	60,775	(8,755)
Income tax expense	(28,128)	–
Net income (loss)	$32,647	$(8,755)

	Six Months Ended October 31,
	2024	2023
Revenues	$400,595	$–
Cost of revenue	(171,588)	–
Gross profit	229,007	–
Total operating expenses	(211,821)	(33,002)
Income (loss) from operation	17,186	(33,002)
Other expense, net	(1,825)	–
Income (loss) before income tax	15,361	(33,002)
Income tax expense	(37,925)	–
Net loss	$(22,564)	$(33,002)

Revenue

For the three and six months ended October 31, 2024, we generated revenues of $292,118 and $400,595, respectively. For the comparative three and six months ended October 31, 2023, we generated revenues of $Nil and $Nil, respectively. Our major customers are located in Hong Kong, China and the United States of America. Our revenue significantly increased by $292,118 and $400,595, or 100% and 100%, respectively due to the commencement of business of the healthcare products segment.

During the three and six months ended October 31, 2024 and 2023, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Healthcare Segment, mainly provides healthcare products and healthcare consultation services to the customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three and six months ended October 31, 2024, the consulting service and healthcare segment did not generate any revenue.

	Three Months ended October 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of healthcare products	288,280	–	288,280
Total revenue	288,280	3,838	292,118

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(136,284)	–	(136,284)
Total cost of revenue	(136,284)	–	(136,284)

Gross profit	151,996	3,838	155,834

Operating Expenses
Selling and distribution	(159)	–	(159)
Personal and benefit costs	(17,723)	(35,245)	(52,968)
General and administrative	(12,216)	(27,891)	(40,107)
Total operating expenses	(30,098)	(63,136)	(93,234)

Segment income (loss)	$121,898	$(59,298)	$62,600

	Six Months ended October 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of healthcare products	396,757	–	396,757
Total revenue	396,757	3,838	400,595

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(171,588)	–	(171,588)
Total cost of revenue	(171,588)	–	(171,588)

Gross profit	225,169	3,838	229,007

Operating Expenses
Selling and distribution	(7,189)	–	(7,189)
Personal and benefit costs	(36,462)	(70,490)	(106,952)
General and administrative	(12,967)	(84,713)	(97,680)
Total operating expenses	(56,618)	(155,203)	(211,821)

Segment income (loss)	$168,551	$(151,365)	$17,186

The revenues presented below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended October 31,		Six Months ended October 31,
	2024	2023	2024	2023
China	$79,200	$–	$79,200	$–
Hong Kong	92,296	–	200,773	–
United States of America	120,622	–	120,622	–
	$292,118	$–	$400,595	$–

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 47% and 43% for the three and six months ended October 31, 2024, respectively. No cost of revenue was incurred for the three and six months ended October 31, 2023. Cost of revenue increased by $136,284 and $171,588, or 100% and 100%, respectively is exclusively attributable to the commencement of business of healthcare product segment.

Gross profit

For the three months ended October 31, 2024 and 2023, the gross profit was $155,834, $Nil, respectively, and the gross profit margin was 53% and 0%, respectively. For the six months ended October 31, 2024 and 2023, the gross profit was $229,007 and $Nil, respectively, and the gross profit margin was 57% and 0%, respectively. The increase in gross profit margin for the periods ended October 31, 2024, compared to the same periods in 2023, is primarily attributable to the commencement in sales of healthcare products.

Sales and distribution expenses

We incurred sales and distribution expenses of $159 and $Nil for the three months ended October 31, 2024 and 2023, respectively. We incurred sales and distribution expenses of $7,189 and $Nil for the six months ended October 31, 2024 and 2023, respectively. The increase in sales and distribution expenses for the periods ended October 31, 2024, compared to the same periods in 2023, is primarily attributable to the increase in advertising expenses aligned with the newly healthcare products.

Personnel and benefit costs

We incurred personnel and benefit costs of $52,968 and $Nil for the three months ended October 31, 2024 and 2023, respectively. For We incurred personnel and benefit costs of $106,952 and $Nil for the six months ended October 31, 2024 and 2023, respectively. The increase in sales and distribution expenses for the periods ended October 31, 2024, compared to the same periods in 2023, is primarily attributable to the increase in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $40,107 and $8,755 for the three months ended October 31, 2024 and 2023, respectively. General and administrative expenses increased by $31,352 or 358% for the three months ended October 31, 2024 compared to the same periods in 2023. We incurred general and administrative expenses of $97,680 and $33,002 for the six months ended October 31, 2024 and 2023, respectively. General and administrative expenses increased by $64,678 or 196% compared to the same period in 2023. The increase in general and administrative expenses is primarily attributable to an increase in legal and professional fees.

Net income (loss)

As a result of the factors described above, we reported net income of $32,647 and net loss of 8,755 for the three months ended October 31, 2024 and 2023, respectively. For the six months ended October 31, 2024 and 2023, the Company has a net loss of $22,564 and $33,002, respectively.

Liquidity and capital resources

On October 31, 2024, we had total current assets of $ 1,258,812, which consisted primarily of $222,795 in cash, $57,700 in accounts receivable, $671,782 in advances to vendor, $303,094 in inventories and $3,441 in other current assets. We had total current liabilities of $223,938, which consisted of $69,375 in accounts payable and accrued expenses, $902 in other current liabilities, $128,000 due to related parties and $25,661 in income tax payable.

On April 30, 2024, we had total current assets of $1,192,858, which consisted primarily of $593,036 in cash, $460,870 in advances to vendor, $132,873 in inventories and $6,079 in other current assets. We had total current liabilities of $136,920, which consisted of $60,749 in accounts payable and accrued expenses, $8,302 in other current liabilities, $3,000 due to related parties and $64,869 in income tax payable.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended:

	Six Months ended
	October 31, 2024	October 31, 2023
Net cash used in operating activities	$(495,241)	$(26,147)
Net cash provided by financing activities	125,000	17,419

Operating Activities

For the six months ended October 31, 2024, net cash used in operating activities was $495,241 which consisted primarily of a net loss of $22,564, increase in accounts receivable of $57,700, increase in advances to vendor of $210,912, increase in inventories of $170,221, decrease in other current liabilities of $7,400 and decrease in income tax payable of $39,208. The amounts were partially offset by adjusted non-cash item consisting of share-based compensation of $1,500, interest expense of $2,125, decrease in other current assets of $2,638 and increase in accounts payable and accrued expenses of $6,501.

For the six months ended October 31, 2023, net cash flows used in operating activities was $34,138, which consisted primarily of a net loss of $33,002 and an increase in accrued liabilities and other payables of $1,136.

Financing Activities

For the six months ended October 31, 2024, net cash provided by financing activities was $125,000, which consisted primarily of proceed from a related party.

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

Off-Balance Sheet Arrangements

As of October 31, 2024, the Company did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of October 31, 2024.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2024.

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

During the quarter ended October 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2024.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

