Form 10-Q
period 2025-01-31
YIJIA GROUP CORP.
filed 2025-03-17
CIK 1699709

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of February 26, 2025.

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

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	April 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$405,173	$593,036
Accounts receivable	54,018	–
Advances to vendors	671,782	460,870
Inventories	186,727	132,873
Other current assets	3,441	6,079
Total current assets	1,321,141	1,192,858

TOTAL ASSETS	$1,321,141	$1,192,858

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$72,181	$60,749
Other current liabilities	2,795	8,302
Amounts due to a related party	102,000	3,000
Income tax payable	35,813	64,869
Total current liabilities	212,789	136,920

TOTAL LIABILITIES	212,789	136,920

Commitments and Contingencies	–	–

Shareholders’ equity:
Ordinary shares, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of January 31, 2025 and April 30, 2024	25,012	25,012
Additional paid in capital	1,012,971	1,012,971
Shares to be issued – 50,000 and 20,000 shares of ordinary shares	3,000	1,000
Retained earnings	67,369	16,955

Total Shareholders’ Equity	1,108,352	1,055,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,321,141	$1,192,858

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024

Revenue, net	$308,318	$26,100	$708,913	$26,100

Cost of revenue	(119,006)	–	(290,594)	–

Gross profit	189,312	26,100	418,319	26,100

Operating expenses
Sales and distribution expenses	(300)	–	(7,489)	–
Personnel and benefit costs	(49,471)	–	(156,423)	–
General and administrative expenses	(30,667)	(20,152)	(128,347)	(53,154)
Total operating expenses	(80,438)	(20,152)	(292,259)	(53,154)

Income (loss) from operations	108,874	5,948	126,060	(27,054)

Other income (expense):
Other income	196	–	496	–
Interest expenses	(813)	–	(2,938)	–
Total other expense, net	(617)	–	(2,442)	–

Income (loss) before income tax	108,257	5,948	123,618	(27,054)

Income tax expense	(35,279)	–	(73,204)	–

Net income (loss)	$72,978	$5,948	$50,414	$(27,054)

Income (loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	25,012,270	6,079,305	25,012,270	25,012,270

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity (deficit)

Balance as of May 1, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	25,012,270	$25,012	$1,012,971	$1,750	$(38,256)	$1,001,477

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net income for the period	–	–	–	–	32,647	32,647

Balance as of October 31, 2024	25,012,270	$25,012	$1,012,971	$2,500	$(5,609)	$1,034,874

Share-based compensation – 15,000 shares	–	–	–	500	–	500
Net income for the period	–	–	–	–	72,978	72,978

Balance as of January 31, 2025	25,012,270	$25,012	$1,012,971	$3,000	$67,369	$1,108,352

Balance as of May 1, 2023	5,871,250	$5,871	$58,824	$–	$(123,910)	$(59,215)

Net loss for the period	–	–	–	–	(24,247)	(24,247)

Balance as of July 31, 2023	5,871,250	$5,871	$58,824	$–	$(148,157)	$(83,462)

Net loss for the period	–	–	–	–	(8,755)	(8,755)

Balance as of October 31, 2023	5,871,250	$5,871	$58,824	$–	$(156,912)	$(92,217)

Shares issued under the private placement	19,141,020	19,141	937,910	–	–	957,051
Net income for the period	–	–	–	–	5,948	5,948

Balance as of January 31, 2024	25,012,270	$25,012	$996,734	$–	$(150,964)	$870,782

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

	Nine months ended January 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$50,414	$(27,054)
Adjustment to reconcile net income (loss) used in operating activities:
Interest expenses	2,938	–
Share-based compensation	2,000	–
Changes in operating assets and liabilities:
Inventories	(53,854)	–
Accounts receivable	(54,018)	–
Advances to vendors	(210,912)	–
Deposit and other receivables	–	(156,000)
Other current assets	2,638	–
Accounts payable and accrued liabilities	8,995	(1,641)
Other current liabilities	(5,507)	–
Income tax payable	(29,056)	–
Net cash used in operating activities	(286,363)	(184,695)

Cash flows from financing activity:
Interest paid	(500)	–
Proceeds from private offering	–	957,051
Proceeds from a related party	99,000	27,272
Net cash provided by financing activity	98,500	984,323

Net change in cash	(187,863)	799,628

Cash, beginning of period	593,036	8,728

Cash, end of period	$405,173	$808,356

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$500	$–
Income taxes paid	$–	$–

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

In the opinion of management, the condensed balance sheet as of April 30, 2024 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2025 or for any future period.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the three months ended January 31,		For the nine months ended January 31,
Type of products or services	Timing of revenue recognition	2025	2024	2025	2024

Consultancy service fee income	Services transferred over time	$7,000	$26,100	$10,838	$26,100
Sales of healthcare products	Goods transferred at a point in time	301,318	–	698,075	–
		$308,318	$26,100	$708,913	$26,100

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

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three and nine months ended January 31, 2024, healthcare segment did not generate any revenue, all the revenue was generated from consulting service segment.

	Three Months ended January 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$7,000	$7,000
Sale of healthcare products	301,318	–	301,318
Total revenue	301,318	7,000	308,318

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(119,006)	–	(119,006)
Total cost of revenue	(119,006)	–	(119,006)

Gross profit	182,312	7,000	189,312

Operating Expenses
Selling and distribution	(300)	–	(300)
Personal and benefit costs	(11,942)	(37,529)	(49,471)
General and administrative	(4,734)	(25,933)	(30,667)
Total operating expenses	(16,976)	(63,462)	(80,438)

Segment income (loss)	$165,336	$(56,462)	$108,874

	Nine Months ended January 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of healthcare products	698,075	–	698,075
Total revenue	698,075	10,838	708,913

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(290,594)	–	(290,594)
Total cost of revenue	(290,594)	–	(290,594)

Gross profit	407,481	10,838	418,319

Operating Expenses
Selling and distribution	(7,489)	–	(7,489)
Personal and benefit costs	(48,404)	(108,019)	(156,423)
General and administrative	(17,701)	(110,646)	(128,347)
Total operating expenses	(73,594)	(218,665)	(292,259)

Segment income (loss)	$333,887	$(207,827)	$126,060

The below revenues are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended January 31,		Nine Months ended January 31,
	2025	2024	2025	2024
China	$7,000	$–	$86,200	$–
Hong Kong	105,000	–	305,773	–
United States of America	196,318	26,100	316,760	26,100
	$308,318	$26,100	$708,913	$26,100

NOTE 4 － ACCOUNTS RECEIVABLE

	January 31, 2025	April 30, 2024

Accounts receivable	$54,018	$–
Less: allowance for expected credit losses	–	–
	$54,018	$–

For the nine months ended January 31, 2025 and 2024, no allowance of expected credit losses was recorded by the Company.

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

NOTE 5 － INVENTORIES

Inventories comprised of the following:

	January 31, 2025	April 30, 2024

Finished goods – Gene Code NR Capsules	$186,727	$132,873

For the nine months ended January 31, 2025 and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX EXPENSE

The income tax provision for the nine months ended January 31, 2025 and 2024, consists of the following:

	Nine Months ended January 31,
	2025	2024

Federal
Current	$70,738	$–
Deferred	–	–

State
Current	2,466	–
Deferred	–	–

Income tax provision	$73,204	$–

The deferred tax assets as of January 31, 2025 and April 30, 2024 were $90,810 and $46,969, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of January 31, 2025 and April 30, 2024 was $43,841. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2025 and April 30, 2024. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the nine months ended January 31, 2025 and 2024, consists of the following:

	Nine months ended January 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
Deferred tax asset	(34.2)%	21.0%
Change in valuation allowance	34.2%	(21.0)%
Adjustment to current year taxes	34.2%	(21.0)%
Effective Tax Rate	55.2%	–%

The effective tax rate differs from the statutory tax rate of 21% for the nine months ended January 31, 2025 and 2024, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

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

On January 8, 2024, the Company granted 5,000 shares of common stocks issuable per month in total of 60,000 shares of common stock to the Chief Financial Officer - Steve Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the nine months ended January 31, 2025 and 2024, the Company recognized share-based compensation in the amount of $2,000 and $Nil, respectively. As of January 31, 2025 and April 30, 2024, the Company’s common stock issuable totaled 60,000 and 20,000 shares, respectively.

On January 1 2025, the Company renewed employment contract with Mr. Niu, which Mr. Niu shall continue serve as Chief Financial Officer with monthly compensation of $2,000 for his service. For the nine months ended January 31, 2025 and 2024, the Company recognized compensation in the amount of $2,000 and $Nil, respectively. As of January 31, 2025 and April 30, 2024, the Company’s salary payable to Mr. Niu was $2,000 and $Nil, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of January 31, 2025 and April 30, 2024, $14,391.37 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the three and nine months ended January 31, 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended January 31, 2025		As of January 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer C	$141,000	45.73%	$–
Customer D	105,000	34.06%	–
Customer E	35,318	11.46%	–

	$281,318	91.25%	$–

	Nine months ended January 31, 2025		As of January 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$200,773	28.32%	$–
Customer B	79,200	11.17%	54,018
Customer C	207,668	29.29%	–
Customer D	105,000	14.81%	–

	$592,641	83.59%	$54,018

These customers are located in Hong Kong, China and the United States of America.

For the nine months ended January 31, 2024, there is one customer who accounted for 10% or more of the Company’s revenue.

(b)	Major vendors

For the three and nine months ended January 31, 2025, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $119,006 and $290,594, respectively.

For the three and nine months ended January 31, 2024, there is no single vendor who accounted for more than 10% of the Company’s purchase.

The Company’s major vendors are located in United States of America.

NOTE 9－ COMMITMENTS AND CONTINGENCIES

As of January 31, 2025, the Company has no commitments or contingencies.

NOTE 10－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2025, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in 2025.

Results of Operations

Currently, we commenced our operation in the rendering of business consulting service and marketing and supplying healthcare products to domestic and international customers.

The following table sets forth certain operational data for the three and nine months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
	2025	2024
Revenues	$308,318	$26,100
Cost of revenue	(119,006)	–
Gross profit	189,312	26,100
Total operating expenses	(80,438)	(20,152)
Income from operation	108,874	5,948
Other expense, net	(617)	–
Income before income tax	108,257	5,948
Income tax expense	(35,279)	–
Net income	$72,978	$5,948

	Nine Months Ended January 31,
	2025	2024
Revenues	$708,913	$26,100
Cost of revenue	(290,594)	–
Gross profit	418,319	26,100
Total operating expenses	(292,259)	(53,154)
Income (loss) from operation	126,060	(27,054)
Other expense, net	(2,442)	–
Income (loss) before income tax	123,618	(27,054)
Income tax expense	(73,204)	–
Net income (loss)	$50,414	$(27,054)

Revenue

For the three and nine months ended January 31, 2025, we generated revenues of $308,318 and $708,913, respectively. For the comparative three and nine months ended January 31, 2024, we generated revenues of $26,100 and $26,100, respectively. Our major customers are located in Hong Kong, China and the United States of America. Our revenue significantly increased by $282,218 and $682,813, or 1,081% and 2,616%, respectively due to the commencement of business of the healthcare products segment.

During the three and nine months ended January 31, 2025 and 2024, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Healthcare Segment, mainly provides healthcare products and healthcare consultation services to the customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three and nine months ended January 31, 2025, healthcare segment did not generate any revenue, and all the revenue was generated from consulting services segment.

	Three Months ended January 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$7,000	$7,000
Sale of healthcare products	301,318	–	301,318
Total revenue	301,318	7,000	308,318

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(119,006)	–	(119,006)
Total cost of revenue	(119,006)	–	(119,006)

Gross profit	182,312	7,000	189,312

Operating Expenses
Selling and distribution	(300)	–	(300)
Personal and benefit costs	(11,942)	(37,529)	(49,471)
General and administrative	(4,734)	(25,933)	(30,667)
Total operating expenses	(16,976)	(63,462)	(80,438)

Segment income (loss)	$165,336	$(56,462)	$108,874

	Nine Months ended January 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of healthcare products	698,075	–	698,075
Total revenue	698,075	10,838	708,913

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(290,594)	–	(290,594)
Total cost of revenue	(290,594)	–	(290,594)

Gross profit	407,481	10,838	418,319

Operating Expenses
Selling and distribution	(7,489)	–	(7,489)
Personal and benefit costs	(48,404)	(108,019)	(156,423)
General and administrative	(17,701)	(110,646)	(128,347)
Total operating expenses	(73,594)	(218,665)	(292,259)

Segment income (loss)	$333,887	$(207,827)	$126,060

The revenues presented below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended January 31,		Nine Months ended January 31,
	2025	2024	2025	2024
China	$7,000	$–	$86,200	$–
Hong Kong	105,000	–	305,773	–
United States of America	196,318	26,100	316,760	26,100
	$308,318	$26,100	$708,913	$26,100

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 39% and 41% for the three and nine months ended January 31, 2025, respectively. No cost of revenue was incurred for the three and nine months ended January 31, 2024. Cost of revenue increased by $119,006 and $290,594, or 100% and 100%, respectively is exclusively attributable to the commencement of business of healthcare product segment.

Gross profit

For the three months ended January 31, 2025 and 2024, the gross profit was $189,312 and $26,100, respectively, and the gross profit margin was 61% and 100%, respectively. For the nine months ended January 31, 2025 and 2024, the gross profit was $418,319 and $26,100, respectively, and the gross profit margin was 59% and 100%, respectively. The increase in gross profit margin for the periods ended January 31, 2025, compared to the same periods in 2024, is primarily attributable to the commencement in sales of healthcare products.

Sales and distribution expenses

We incurred sales and distribution expenses of $300 and $Nil for the three months ended January 31, 2025 and 2024, respectively. We incurred sales and distribution expenses of $7,489 and $Nil for the nine months ended January 31, 2025 and 2024, respectively. The increase in sales and distribution expenses for the periods ended January 31, 2025, compared to the same periods in 2024, is primarily attributable to the increase in advertising expenses aligned with the newly healthcare products.

Personnel and benefit costs

We incurred personnel and benefit costs of $49,471 and $Nil for the three months ended January 31, 2025 and 2024, respectively. We incurred personnel and benefit costs of $156,423 and $Nil for the nine months ended January 31, 2025 and 2024, respectively. The increase in sales and distribution expenses for the periods ended January 31, 2025, compared to the same periods in 2024, is primarily attributable to the increase in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $30,667 and $20,152 for the three months ended January 31, 2025 and 2024, respectively. General and administrative expenses increased by $10,515 or 52% for the three months ended January 31, 2025 compared to the same periods in 2024. We incurred general and administrative expenses of $128,347 and $53,154 for the nine months ended January 31, 2025 and 2024, respectively. General and administrative expenses increased by $75,193 or 141% compared to the same period in 2024. The increase in general and administrative expenses is primarily attributable to an increase in legal and professional fees.

Net income (loss)

As a result of the factors described above, we reported net income of $72,978 and $5,948 for the three months ended January 31, 2025 and 2024, respectively. For the nine months ended January 31, 2025 and 2024, the Company has a net income of $50,414 and a net loss of $27,054, respectively.

Liquidity and capital resources

On January 31, 2025, we had total current assets of $1,321,141, which consisted primarily of $405,173 in cash, $54,018 in accounts receivable, $671,782 in advances to vendor, $186,727 in inventories and $3,441 in other current assets. We had total current liabilities of $212,789, which consisted of $72,181 in accounts payable and accrued expenses, $2,795 in other current liabilities, $102,000 due to related parties and $35,813 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended
	January 31, 2025	January 31, 2024
Net cash used in operating activities	$(286,363)	$(184,695)
Net cash provided by financing activities	98,500	984,323

Operating Activities

For the nine months ended January 31, 2025, net cash used in operating activities was $286,363 which consisted primarily of a net income of $50,414, increase in accounts receivable of $54,018, increase in advances to vendor of $210,912, increase in inventories of $53,854, decrease in other current liabilities of $5,507 and decrease in income tax payable of $29,056. The amounts were partially offset by adjusted non-cash item consisting of share-based compensation of $2,000, interest expense of $2,938, decrease in other current assets of $2,638 and increase in accounts payable and accrued expenses of $8,995.

For the nine months ended January 31, 2024, net cash flows used in operating activities was $184,695, which consisted primarily of a net loss of $27,054, an increase in deposit and other receivables of $156,000 and a decrease in accrued liabilities and other payables of $1,641.

Financing Activities

For the nine months ended January 31, 2025, net cash provided by financing activities was $98,500, which consisted primarily of proceed from a related party of $99,000 and interest paid of $500.

For the nine months ended January 31, 2024, net cash provided by financing activities was $984,323, which consisted primarily of proceed from private offering of $957,051 and advances from related parties of $27,272.

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

Off-Balance Sheet Arrangements

As of January 31, 2025, the Company did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of January 31, 2025.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2025.

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

During the quarter ended January 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2025.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

