Form 10-K
period 2025-04-30
YIJIA GROUP CORP.
filed 2025-07-24
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2025

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

As of July 17, 2025, the Registrant had 25,012,270 shares of common stock, $0.001 par value, issued and outstanding.

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

Our company also provides consulting advisory services in management business, accounting and finance services.

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

Number of Employees

Other than our officers, the Company currently has [1] full-time employee. We currently have people ready to fill positions as soon as they are needed in both office staff and work force roles.

Research and Development

We have not incurred any research and development costs in the fiscal years ended April 30, 2025 and 2024.

Insurance

We do not maintain insurance and do not intend to maintain insurance in the future. Because we do not have insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the our services and products in any jurisdiction in which we conduct activities. We do not believe that government regulations have a material impact on the way we conduct our business. We do not need to receive any government approvals to conduct our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink Open Market under the symbol “YJGJ.” Our common stock is not listed on any national exchange. Our stock is thinly traded and there is no active trading market developed for our shares of common stock. The following table sets forth the high and low bid prices per share of common stock for the periods indicated. Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended April 30, 2025:
Fiscal Quarter Ended April 30, 2025	$0.18	$0.18
Fiscal Quarter Ended January 31, 2025	$0.18	$0.18
Fiscal Quarter Ended October 31, 2024	$0.18	$0.18
Fiscal Quarter Ended July 31, 2024	$0.60	$0.18

Fiscal Year Ended April 30, 2024:
Fiscal Quarter Ended April 30, 2024	$0.60	$0.60
Fiscal Quarter Ended January 31, 2024	$0.60	$0.60
Fiscal Quarter Ended October 31, 2023	$5.00	$0.60
Fiscal Quarter Ended July 31, 2023	$5.00	$3.00

Holders

There were 62 holders of the Company’s common stock as of July 29, 2025. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

There is no sale of unregistered securities during the fiscal year ended April 30, 2025.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our results of operations and cash flows for the years ended April 30, 2025 and 2024, and financial conditions as of April 30, 2025, and 2024 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in the year 2025.

Summary of Financial Information

The following table sets forth certain operational data for the years ended April 30, 2025 and 2024:

	For the Year ended April 30,
	2025	2024
Revenues	$2,662,105	$570,694
Cost of revenue	(1,086,395)	(192,983)
Gross profit	1,575,710	377,711
Total operating expenses	(367,396)	(172,082)
Income from operation	1,208,314	205,629
Total other (expense) income	(4,010)	105
Income before income tax	1,204,304	205,734
Income tax expenses	(353,558)	(64,869)
Net income	850,746	140,865

Currently, we commenced our operation in the rendering of business consulting service and marketing and supplying healthcare products to domestic and international customers. On January 10, 2024, we entered into nine consulting agreements with non-affiliates to provide business consulting services in management business, accounting and financial services. Under the consulting agreements, we received a fixed consulting fee income. The initial term of the consulting agreements was for an initial two to three months’ period. On March 6, 2024, we commenced the marketing and supplying of healthcare products to domestic and international customers.

Revenue

We generated revenues of $2,662,105 and $570,694 for the years ended April 30, 2025 and 2024, respectively. Our major customers are located in the PRC, Hong Kong and the United States of America. Our revenue significantly increased by $2,091,411, or 366% due to the business growth of the healthcare products segment.

During the years ended April 30, 2025 and 2024, the nature of businesses and segment was shown as below:

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

	For the Year ended April 30, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of healthcare products	2,651,267	–	2,651,267
Total revenue	2,651,267	10,838	2,662,105

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(1,086,395)	–	(1,086,395)
Total cost of revenue	(1,086,395)	–	(1,086,395)

Gross profit	1,564,872	10,838	1,575,710

Operating expenses:
Selling and distribution	(7,666)	–	(7,666)
Personal and benefit costs	(57,065)	(144,543)	(201,608)
General and administrative	(21,111)	(137,011)	(158,122)
Total operating expenses	(85,842)	(281,554)	(367,396)

Segment income (loss)	$1,479,030	$(270,716)	$1,208,314

	For the Year ended April 30, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$26,100	$26,100
Sale of healthcare products	544,594	–	544,594
Total revenue	544,594	26,100	570,694

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(192,983)	–	(192,983)
Total cost of revenue	(192,983)	–	(192,983)

Gross profit	351,611	26,100	377,711

Operating expenses:
Selling and distribution	(22,383)	(300)	(22,683)
Personal and benefit costs	(15,653)	(46,993)	(62,646)
General and administrative	(4,673)	(82,080)	(86,753)
Total operating expenses	(42,709)	(129,373)	(172,082)

Segment income (loss)	$308,902	$(103,273)	$205,629

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Year ended April 30,
	2025	2024

China	$385,718	$411,100
Hong Kong	1,072,230	81,745
United States of America	1,204,157	77,849

	$2,662,105	$570,694

During the years ended April 30, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues:

	For the Year ended April 30, 2025			April 30, 2025
	Revenues	Percentage of revenues		Accounts receivable
NOVA BIOLAB	$972,168	37%		$494,500
Hong Kong Wansushe NG International	1,072,230	40%		501,512
Tianjin Nuoan International Trade Co., Ltd	374,880	14%		238,208
TOTAL	$2,419,278	91%	Total	$1,234,220

	For the Year ended April 30, 2024			April 30, 2025
	Revenues	Percentage of revenues		Accounts receivable
Tianjin Nuoan International Trade Co., Ltd	$385,000	67%		$–
Hong Kong Wansusheng International Trade Co., Limited	81,745	14%		–
TOTAL	$466,745	81%	Total	$–

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 41% for the fiscal year ended April 30, 2025. Cost of revenue increased by $893,412 or 463%, is exclusively attributable to the business growth of healthcare product segment.

During the year ended April 30, 2025, the following vendor accounted for 10% or more of our purchases:

	For the Year ended April 30, 2025			April 30, 2025
Vendor	Purchases	Percentage of purchases		Accounts payable
Universal E-Commerce Inc.	$966,422	86%	Total:	$–

During the year ended April 30, 2024, the following vendor accounted for 10% or more of our purchases:

	For the Year ended April 30, 2024			April 30, 2024
Vendor	Purchases	Percentage of purchases		Accounts payable
Advanced Supplements LLC	$177,592	92%	Total:	$–

Gross profit

We achieved a gross profit of $1,575,710 and $377,711 for the fiscal years ended April 30, 2025 and 2024, respectively. Gross profit increased by $1,165,571, or 309% is primarily attributable to the increase in sales of healthcare products.

Sales and distribution expenses

We incurred sales and distribution expenses of $7,666 and $22,683 for the fiscal years ended April 30, 2025 and 2024, respectively. Sales and distribution expenses decreased by $15,017, or 66% is primarily attributable to the decrease in advertising expenses aligned with the newly healthcare products.

Personnel and benefit costs

We incurred personnel and benefit costs of $201,608 and $62,646 for the fiscal years ended April 30, 2025 and 2024, respectively. Personnel and benefit costs increased by $138,962, or 222%, is primarily attributable to the increase in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $158,122 and $86,753 for the fiscal years ended April 30, 2025 and 2024, respectively. General and administrative expenses increased by $71,369, or 82% is primarily attributable to the increase in the legal and professional fees and salaries and wages during the year.

Other (expense) income

We reported other (expense) income of $(4,010) and $105. for the fiscal years ended April 30, 2025 and 2024, respectively, which the increase in other expense was primarily attributable to interest expenses.

Net income

As a result of the factors described above, we reported a net income of $850,746 and $140,865 for the year ended April 30, 2025 and 2024.

Liquidity and capital resources

On April 30, 2025, we had total current assets of $2,256,251, which consisted primarily of $782,810 in cash, $1,266,951 in accounts receivables, $44,247 in inventories, $158,802 in advances to vendor and $3,441 in other current assets. We had total current liabilities of $347,567, which consisted of $60,065 in accounts payable and accrued expenses, $820 in other current liabilities and $286,682 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended:

	For the Years ended April 30,
	2025	2024
Net cash used in operating activities	$192,774	$(375,880)
Net cash provided by financing activities	$(3,000)	$960,188

Operating Activities

For the year ended April 30, 2025, net cash used in operating activities was $192,774 which consisted primarily of a net income of $850,746, a decrease in inventory of $88,626, a decrease in other current assets of $2,638, a decrease in advances to vendor of $302,068, an increase in income tax payable of $221,813. The amounts were partially offset by adjusted non-cash item consisted of interest expense of $4,506, share-based compensation of $2,000, increase in accounts receivables of $1,266,951, decrease in other current liabilities of $7,482 and decrease in accounts payable and accrued expenses of $684.

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

Financing Activities

For the year ended April 30, 2025, net cash used in financing activities was $3,000, which consisted repayment to related parties of $3,000.

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

We have no contractual obligations and commercial commitments as of April 30, 2025.

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

For the years ended April 30, 2025 and 2024, the Company’s sales of healthcare products are recognized at a point in time for its roles as principal, whereas consulting service fee income is recognized when services are transferred over time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

YIJIA GROUP CORP.

17506 Colima Road, Ste 101,
City of Industry, CA 91748
Tel: +1 (626) 581-0818
Fax: +1 (626) 581-0809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Yijia Group Corp.

New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yijia Group Corp. and subsidiary (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operation, stockholders’ equity, and cash flows for the year in the period ended April 30, 2025 and 2024, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows the year in the period ended April 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 2485

Los Angeles County, California

July 24, 2025

YIJIA GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2025	2024

ASSETS
Current assets:
Cash	$782,810	$593,036
Accounts receivable	1,266,951	–
Inventories	44,247	132,873
Advances to vendor	158,802	460,870
Other current assets	3,441	6,079
Total current assets	2,256,251	1,192,858

TOTAL ASSETS	$2,256,251	$1,192,858

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$60,065	$60,749
Other current liabilities	820	8,302
Amounts due to related parties	–	3,000
Income tax payable	286,682	64,869
Total current liabilities	347,567	136,920

TOTAL LIABILITIES	347,567	136,920

Commitments and contingencies	–	–

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of April 30, 2025 and 2024, respectively	25,012	25,012
Additional paid-in capital	1,012,971	1,012,971
Shares to be issued – 20,000 shares of common stock	3,000	1,000
Retained earnings	867,701	16,955

Total Shareholders’ Equity	1,908,684	1,055,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,256,251	$1,192,858

See accompanying notes to the consolidated financial statements.

YIJIA GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended April 30,
	2025	2024

Revenue, net	$2,662,105	$570,694

Cost of revenue	(1,086,395)	(192,983)

Gross profit	1,575,710	377,711

Operating expense:
Sales and distribution expenses	(7,666)	(22,683)
Personnel and benefit costs	(201,608)	(62,646)
General and administrative expenses	(158,122)	(86,753)
Total operating expenses	(367,396)	(172,082)

Income from operations	1,208,314	205,629

Other (expense) income:
Interest expense	(4,506)	–
Sundry income	496	105
Total other (expense) income	(4,010)	105

Income before income tax	1,204,304	205,734

Income tax expense	(353,558)	(64,869)

NET INCOME	$850,746	$140,865

Income per share, basic and diluted	$0.03	$0.01

Weighted average number of shares outstanding, basic and diluted	25,012,270	10,643,395

See accompanying notes to the consolidated financial statements.

YIJIA GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity (deficit)

Balance as of April 30, 2023	5,871,250	$5,871	$58,824	$–	$(123,910)	$(59,215)

Forgiveness of related party’s debt	–	–	16,237	–	–	16,237
Shares issued under the private placements	19,141,020	19,141	937,910	–	–	957,051
Share-based compensation – 20,000 shares	–	–	–	1,000	–	1,000
Net income for the year	–	–	–	–	140,865	140,865

Balance as of April 30, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – shares	–	–	–	2,000	–	2,000
Net income for the year	–	–	–	–	850,746	850,746

Balance as of April 30, 2025	25,012,270	$25,012	$1,012,971	$3,000	$867,701	$1,908,684

See accompanying notes to the consolidated financial statements.

YIJIA GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$850,746	$140,865
Adjustments to reconcile net income used in operating activities:
Interest expense	4,506	–
Share-based compensation	2,000	1,000
Change in operating assets and liabilities:
Inventories	88,626	(132,873)
Accounts receivable	(1,266,951)	–
Advances to vendor	302,068	(460,870)
Other current assets	2,638	(6,079)
Accounts payable and accrued liabilities	(5,190)	8,906
Other current liabilities	(7,482)	8,302
Income tax payable	221,813	64,869
Net cash generated from (used in) operating activities	192,774	(375,880)

Cash flows from financing activities:
Proceeds from private placement	–	957,051
(Repayment to) advances from related parties	(3,000)	3,137
Net cash (used in) provided by financing activities	(3,000)	960,188

NET CHANGE IN CASH	189,774	584,308

CASH, BEGINNING OF YEAR	593,036	8,728

CASH, END OF YEAR	$782,810	$593,036

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Forgiveness of related party’s debt	$–	$16,237

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

Inventories are written down to estimated net realizable value, which could be impacted by certain factors including historical usage, expected demand, anticipated sales price, new product development schedules, product obsolescence, and other factors. The Company continuously evaluates the recoverability of the Company’s inventories, and inventory provisions are recorded in the consolidated statements of operations and comprehensive income. The Company did not record write-down of potentially obsolete or slow-moving inventories or lower of cost or market adjustment for the years ended April 30, 2025 and 2024.

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

The sale and distribution of healthcare products, such as Nicotinamide Riboside capsules, has only one performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their healthcare products upon delivery or pick up by the customers, whereas the title and risk of loss are fully transferred to customers.

For those sales orders which are delivered by the Company, shipping term is under Ex Works (“EXW”), the Company fulfills the obligation to deliver when the products are available on their premises, i.e. the warehouse. Those customers are responsible for all transportation costs, risk of loss, and any other costs that point onward.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the Years ended April 30,
Type of products or services	Timing of revenue recognition	2025	2024

Consultancy service fee income	Services transferred over time	$10,838	$26,100
Sales of healthcare products	Goods transferred at a point in time	2,651,267	544,594
TOTAL		$2,662,105	$570,694

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended April 30, 2025 and 2024. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended April 30, 2025 and 2024.

Net Income Per Share

The Company computes net income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all diluted potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Accounting Standards Issued but Not Yet Adopted

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

	For the Year ended April 30, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of healthcare products	2,651,267	–	2,651,267
Total revenue	2,651,267	10,838	2,662,105

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(1,086,395)	–	(1,086,395)
Total cost of revenue	(1,086,395)	–	(1,086,395)

Gross profit	1,564,872	10,838	1,575,710

Operating expenses:
Selling and distribution	(7,666)	–	(7,666)
Personal and benefit costs	(57,065)	(144,543)	(201,608)
General and administrative	(21,111)	(137,011)	(158,122)
Total operating expenses	(85,842)	(281,554)	(367,396)

Segment income (loss)	$1,479,030	$(270,716)	$1,208,314

	For the Year ended April 30, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$26,100	$26,100
Sale of healthcare products	544,594	–	544,594
Total revenue	544,594	26,100	570,694

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(192,983)	–	(192,983)
Total cost of revenue	(192,983)	–	(192,983)

Gross profit	351,611	26,100	377,711

Operating Expenses
Selling and distribution	(22,383)	(300)	(22,683)
Personal and benefit costs	(15,653)	(46,993)	(62,646)
General and administrative	(4,673)	(82,080)	(86,753)
Total operating expenses	(42,709)	(129,373)	(172,082)

Segment income (loss)	$308,902	$(103,273)	$205,629

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Years ended April 30,
	2025	2024

China	$385,718	$411,100
Hong Kong	1,072,230	81,745
Unites States of America	1,204,157	77,849

	$2,662,105	$570,694

NOTE 4 －  INVENTORIES

Inventories comprised of the following:

	For the Years ended April 30,
	2025	2024

Finished goods – Gene Code NR Capsules	$44,247	$132,873

For the years ended April 30, 2025 and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 5 －  ADVANCES TO VENDOR

Advances to vendor consisted of the following:

	For the Years ended April 30,
	2025	2024

Purchase deposit	$158,802	$460,870

NOTE 6－  COMMON STOCK

Authorized shares

The Company has 75,000,000 shares of common stock authorized, par value $0.001 per share.

Issued and outstanding shares

In January 2024, the Company issued 19,141,020 shares of common stock at a cash price of $0.05 per share for the total proceeds of $957,051 in the private placement.

As of April 30, 2025 and 2024, there were 25,012,270 shares of common stock issued and outstanding.

Share-based compensation

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 60,000 common stocks to the Chief Financial Officer - Steve Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the years ended April 30, 2025 and 2024, the Company recognized share-based compensation in the amount of $2,000 and $1,000, respectively. As of April 30, 2025, the Company’s common stock to be issued totaled 60,000.

NOTE 7 －  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the years ended April 30, 2025 and 2024:

	For the Years ended April 30,
	2025	2024

Net income attributable to common shareholders	$850,746	$140,865

Net income per share – Basic and diluted	$0.03	$0.01

Weighted average common shares outstanding – Basic and diluted	25,012,270	10,643,395

NOTE 8－  INCOME TAX EXPENSE

The income tax provision for the years ended April 30, 2025 and 2024, consists of the following:

	As of April 30,
	2025	2024

Federal
Current	$310,699	$64,869
Deferred	–	–

State
Current	42,859	–
Deferred	–	–

Income tax provision	$353,558	$64,869

As of April 30, 2025 and 2024, the Company’s net deferred tax assets are as follows:

	As of April 30,
	2025	2024

Deferred tax assets:
Net operating loss	$102,611	$46,969
Total deferred tax assets	102,611	46,969

Less: valuation allowance	(102,611)	(46,969)
Deferred tax assets, net	$–	$–

The valuation allowance as of April 30, 2025 and 2024 was $102,611 and $46,969, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2025 and 2024. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada. The valuation allowance was attributed to Yijia Group Corp. which incurred a loss position.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at April 30, 2025 and 2024, consists of the following:

	April 30,
	2025		2024
Statutory federal income tax rate	21.0%		21.0%
Deferred tax asset	(4.6%	)	20.3%
Change in valuation allowance	4.6%		(20.3%	)
Adjustment to current year taxes	4.6%		10.5%
Effective Tax Rate	25.6%		31.5%

The effective tax rate differs from the statutory tax rate of 21% for the years ended April 30, 2025 and 2024, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 9 －  RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Qiuping Lu (“Ms. Lu”)	Chief Executive Officer and Director of the Company
Ruiming Zhou (“Mr. Zhou”)	Director of the Company
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company
Barry Sytner (“Mr. Sytner”)	Former Director of the Company
Triangle Accounting Inc.	An entity controlled by Steve Niu

Related party balances consisted of the following:

Name	Nature	As of April 30,
		2025	2024
Qiuping Lu	Amount due to a director	$–	$3,000

From time to time, the Company’s directors advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 60,000 common stocks to Mr. Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the years ended April 30, 2025 and 2024, the Company recognized share-based compensation in the amount of $2,000 and $1,000 respectively. As of April 30, 2025, the Company’s common stock issuable under share-based compensation totaled $3,000 for 60,000 shares.

On January 30, 2024, the Company issued 1,200,000 shares of common stock at a price of $0.05 per share for the proceeds of $60,000 from Ms. Lu and issued 2,201,200 shares of common stock at a price of $0.05 per share for the proceeds of $110,060 from Mr. Zhou. This Offering was closed on January 30, 2024.

In the ordinary course of business, for the years ended April 30, 2025 and 2024, the Company has been involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such years that they were considered related):

Name	Nature	For the Years ended April 30,
		2025	2024
Triangle Accounting Inc.	Professional fees	$–	$1,450

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of April 30, 2025 and 2024, $301,267 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(b)	Major customers

For the years ended April 30, 2025 and 2024, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	For the Year ended April 30, 2025			April 30, 2025
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$1,072,230	40%		$501,512
Customer B	972,168	37%		494,500
Customer C	374,880	14%		238,208
TOTAL	$2,419,278	91%	Total	$1,234,220

	For the Year ended April 30, 2024			April 30, 2024
	Revenues	Percentage of revenues		Accounts receivable
Customer C	$385,000	67%		$–
Customer D	81,745	14%		–
TOTAL	$466,745	81%	Total	$–

The Company’s major customers are located in the People’s Republic of China, Hong Kong and the United States of America.

(c)	Major vendors

For the years ended April 30, 2025 and 2024, the following vendor accounted for 10% or more of our purchases:

	For the Year ended April 30, 2025			April 30, 2025
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$966,422	86%	Total:	$–

	For the Year ended April 30, 2024			April 30, 2024
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor B	$177,592	92%	Total:	$–

The Company’s major vendor is located in the United States of America.

(d)	Credit risk

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

NOTE 11－  COMMITMENTS AND CONTINGENCIES

As of April 30, 2025 and 2024, the Company has no commitments or contingencies.

NOTE 12－  SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2025, up to the date that the audited consolidated financial statements were available to be issued.

On July 11, 2025, the Board of Directors of the Company approved a resolution to award 200,000 shares of the Company’s common stock to Chief Executive Officer Qiuping Lu. The award, valued at $36,000 based on the market price of $0.18 per share, was granted in recognition of her contributions to the Company.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of April 30, 2025, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended April 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers:

Name	Age	Position	Year Commenced
Qiuping Lu	53	Chief Executive Officer, President and Director	2023
Ruiming Zhou	57	Director	2023
Steve Niu	62	Chief Financial Officer	2024

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 5% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy in the near future.

Item 11. Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our current and former executive officers as of April 30, 2025 and 2024:

Summary Compensation Table

Name and principal position	Year ended April 30th	Salary ($)	Stock Compensation ($)	Total ($)
Qiuping Lu, President, Chief Executive Officer and Director (1)	2025	$134,283	$–	$134,283
	2024	$42,724	$–	$42,724
Steve Niu, Chief Financial Officer (2)	2025	$8,000	$2,000	$10,000
	2024	$–	$1,000	$1,000
Xianchang Ma, former Chief Executive Officer, President,	2025	$–	$–	$–
Chief Financial Officer and Director (3)	2024	$–	$–	$–
Barry Sytner, former Chief Executive Officer and Director (4)	2025	$–	$–	$–
	2024	$–	$–	$–

(1)	Ms. Lu was appointed as Chief Executive Officer, President, Chief Financial Officer and Director in September 2023. She resigned as Chief Financial Officer in January 2024.
(2)	Mr. Niu was appointed as Chief Financial Officer in January 2024.
(3)	Mr. Ma became Chief Executive Officer, President, Chief Financial Officer and Director in June 2023 and served until he passed away on August 3, 2023.
(4)	Mr. Sytner became Chief Executive Officer, President, Chief Financial Officer and Director in July 2021 and resigned from all of his positions at the Company in June 2023.

Equity Awards

A total of 60,000 shares of common stock are authorized to be issuable to the Chief Financial Officer of the Company, Steve Niu, under share-based compensation. As of April 30, 2025, no shares of common stock have been issued.

Employment Agreements

We do not have any employment or consulting agreements with our officers or directors.

Stock Incentive Plan

We do not have any stock incentive plans.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information. Although we do not have a formal policy, program, or plan that requires us to award equity or equity-based compensation on specific dates, we do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended April 30, 2025. Ms. Qiuping Lu, Mr. Xianchang Ma and Barry Sytner are not included in the table below as their compensation information is provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ruiming Zhou (1)	–	–	–	–	–	–	–

(1)	Mr. Zhou became a director of the Company in September 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

The following table sets forth information as of July 24, 2025 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise indicated, the principal address of the named officers, directors and 5% stockholders of the Company is c/o 39 E Broadway, Suite 603, New York, NY 10002.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Qiuping Lu	President, Chief Executive Officer and Director	1,248,750	4.99%
Ruiming Zhou	Director	2,201,220	8.80%
Steve Niu	Chief Financial Officer	–	–%
Officers and Directors as a Group (total of 2 persons)		3,449,970	13.79%

5%+ Stockholders
Huaping Lu		2,000,000	8.00%
Lingtao Zeng		1,600,000	6.40%
Na Wang		1,600,000	6.40%
Fenfen Li		3,714,840	14.85%
Caihong Qu		5,066,250	20.26%
Meilin Chu		2,000,000	8.00%

*	Less than 1%
(1)	Based upon 25,012,270 shares outstanding as of July 24, 2025.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

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

Item 14. Principal Accountant Fees and Services.

During the year ended April 30, 2025 and 2024, we engaged Simon & Edward, LLP (“S&E”) as the Company’s independent registered public accounting firm.

For the years ended April 30, 2025 and 2024, we incurred fees, as discussed below:

	Fiscal Years ended April 30,
	2025	2024
Audit Fees(1)	$20,000	$20,000

Audit-Related Fees(2)	$–	$–

Tax Fees	$–	$–

All Other Fees	$–	$–

(1)	Audit fees consist of fees relating to the audit of the Company’s annual consolidated financial statements and reviews of interim condensed consolidated financial statements.

(2)	Audit-related fees consisted of reviews of the Company’s registration statements, consents, and the completion of comfort letter procedures associated with the Company’s securities offerings.

Our Board of Directors has not yet adopted pre-approval policies and procedures but considers all matters brought before it. We expect to adopt such policies and procedures after the formation of our Audit Committee.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Yijia Group Corp. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at April 30, 2025 and 2024;

•	Consolidated Statements of Operations and Other Comprehensive Income for the years ended April 30, 2025 and 2024;

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 30, 2025 and 2024;

•	Consolidated Statements of Cash Flows for the years ended April 30, 2025 and 2024; and

•	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed on November 26, 2018)
3.3	Bylaws (incorporated by reference to Form S-1 filed on June 14, 2017)
10.1	Consultant Agreement with SBV Workforce Management (incorporated by reference to Form 8-K filed on February 16, 2022)
10.2	Consultant Agreement with Care365 LLC (incorporated by reference to Form 8-K filed on February 16, 2022)
10.3	Form of the Purchase Agreement Pursuant to Regulation D under the Securities Act (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2024)
10.4	Form of the Purchase Agreement Pursuant to Regulation S under the Securities Act (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 5, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K filed on July 29, 2024)
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Yijia Group Corp. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 24, 2025.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer, President and Director

Name	Position	Date

/s/ Qiuping Lu	Chief Executive Officer, President and Director	July 24, 2025
Qiuping Lu	(Principal Executive Officer)

/s/ Steve Niu	Chief Financial Officer	July 24, 2025
Steve Niu	(Principal Financial and Accounting Officer)

/s/ Ruiming Zhou	Director	July 24, 2025
Ruiming Zhou

