Form 10-Q
period 2025-07-31
YIJIA GROUP CORP.
filed 2025-09-12
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ” large accelerated filer “, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of September 12, 2025.

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

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,046,620	$782,810
Accounts receivable	1,014,282	1,266,951
Advances to vendors	158,802	158,802
Prepayment	10,083	–
Inventories	9,130	44,247
Other current assets	3,441	3,441
Total current assets	2,242,358	2,256,251

TOTAL ASSETS	$2,242,358	$2,256,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$67,431	$60,065
Deferred revenue	10,775	–
Other current liabilities	1,226	820
Income tax payable	300,543	286,682
Total current liabilities	379,975	347,567

TOTAL LIABILITIES	379,975	347,567

Commitments and Contingencies	–	–

Shareholders’ equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of July 31, 2025 and April 30, 2025	25,012	25,012
Additional paid in capital	1,012,971	1,012,971
Shares to be issued – 50,000 shares of common stock	3,000	3,000
Retained earnings	821,400	867,701

Total Shareholders’ Equity	1,862,383	1,908,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,242,358	$2,256,251

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND THREE MONTHS ENDED JULY 31, 2025 AND 2024 (UNAUDITED)

	Three Months ended July 31,
	2025	2024

Revenue, net	$103,899	$108,477

Cost of revenue	(35,118)	(35,304)

Gross profit	68,781	73,173

Operating expenses
Sales and distribution expenses	–	(7,030)
Personnel and benefit costs	(34,928)	(53,984)
General and administrative expenses	(66,293)	(57,573)
Total operating expenses	(101,221)	(118,587)

Loss before income tax	(32,440)	(45,414)

Income tax expense	(13,861)	(9,797)

Net loss	$(46,301)	$(55,211)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	25,012,270	25,012,270

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024 (UNAUDITED)

	Common Stock
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity (deficit)

Balance as of May 1, 2025	25,012,270	$25,012	$1,012,971	$3,000	$867,701	$1,908,684

Net loss for the period	–	–	–	–	(46,301)	(46,301)

Balance as of July 31, 2025	25,012,270	$25,012	$1,012,971	$3,000	$821,400	$1,862,383

Balance as of May 1, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	25,012,270	$25,012	$1,012,971	$1,750	$(38,256)	$1,001,477

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024 (UNAUDITED)

	Three months ended July 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(46,301)	$(55,211)
Adjustment to reconcile net loss used in operating activities:
Share-based compensation	–	750
Changes in operating assets and liabilities:
Inventories	35,118	(80,590)
Accounts receivable	252,669	–
Advances to vendors	–	(379,392)
Prepayment	(10,083)	–
Other current assets	–	588
Accounts payable and accrued liabilities	7,366	6,500
Deferred revenue	10,775	–
Other current liabilities	406	(6,443)
Income tax payable	13,861	9,797
Net cash provided by (used in) operating activities	263,810	(504,001)

Cash flows from financing activities:
Proceeds from a related party	–	52,600
Net cash provided by financing activities	–	52,600

Net change in cash	263,810	(451,401)

Cash, beginning of period	782,810	593,036

Cash, end of period	$1,046,620	$141,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

In the opinion of management, the condensed balance sheet as of April 30, 2025 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2026 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on July 24, 2025.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		Three Months ended July 31,
Type of products or services	Timing of revenue recognition	2025	2024

Consultancy service fee income	Services transferred over time	$4,225	$–
Sales of healthcare products	Goods transferred at a point in time	99,674	108,477
Total		$103,899	$108,477

Recent Accounting Standard Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this amended guidance on May 1, 2025 and concluded there is no significant impact on the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company adopted the amended guidance on May 1, 2025 and concluded there was no impact on its consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting the new disclosure requirements.

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

	Three Months ended July 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$4,225	$4,225
Sale of healthcare products	99,674	–	99,674
Total revenue	99,674	4,225	103,899

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,118)	–	(35,118)
Total cost of revenue	(35,118)	–	(35,118)

Gross profit	64,556	4,225	68,781

Operating Expenses
Personal and benefit costs	(11,740)	(23,188)	(34,928)
General and administrative	(2,414)	(63,879)	(66,293)
Total operating expenses	(14,154)	(87,067)	(101,221)

Segment income (loss)	$50,402	$(82,842)	$(32,440)

	Three Months ended July 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of healthcare products	108,477	–	108,477
Total revenue	108,477	–	108,477

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,304)	–	(35,304)
Total cost of revenue	(35,304)	–	(35,304)

Gross profit	73,173	–	73,173

Operating Expenses
Selling and distribution	(7,030)	–	(7,030)
Personal and benefit costs	(18,739)	(35,245)	(53,984)
General and administrative	(751)	(56,822)	(57,573)
Total operating expenses	(26,520)	(92,067)	(118,587)

Segment income (loss)	$46,653	$(92,067)	$(45,414)

The below revenues are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended July 31,
	2025	2024

Hong Kong	$–	$108,477
United States of America	103,899	–

	$103,899	$108,477

NOTE 4 － ACCOUNTS RECEIVABLE

	July 31, 2025	April 30, 2025

Accounts receivable	$1,014,282	$1,266,951
Less: allowance for expected credit losses	–	–
	$1,014,282	$1,266,951

For the three months ended July 31, 2025 and 2024, no allowance of expected credit losses was recorded by the Company.

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

NOTE 5 － INVENTORIES

Inventories comprised of the following:

	July 31, 2025	April 30, 2025

Finished goods – Gene Code NR Capsules	$9,130	$44,247

For the three months ended July 31, 2025 and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX EXPENSE

The income tax provision for the three months ended July 31, 2025 and 2024, consists of the following:

	Three Months ended July 31,
	2025	2024

Federal
Current	$10,585	$9,797
Deferred	–	–

State
Current	3,276	–
Deferred	–	–

Income tax provision	$13,861	$9,797

The deferred tax assets as of July 31, 2025 and April 30, 2025 were $120,008 and $102,611, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of July 31, 2025 and April 30, 2025 was $17,397. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2025 and April 30, 2025. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the three months ended July 31, 2025 and 2024, consists of the following:

	Three months ended July 31,
	2025		2024
Statutory federal income tax rate	21.0%		21.0%
Deferred tax asset	53.6%		42.2%
Change in valuation allowance	(53.6%	)	(42.2%	)
Adjustment to current year taxes	(63.7%	)	(42.6%	)
Effective Tax Rate	(42.7%	)	(21.6%	)

The effective tax rate differs from the statutory tax rate of 21% for the three months ended July 31, 2025 and 2024, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 7 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Qiuping Lu (“Ms. Lu”)	Chief Executive Officer and Director of the Company
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 60,000 common stocks to the Chief Financial Officer - Steve Niu at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the three months ended July 31, 2025 and 2024, the Company recognized share-based compensation in the amount of $Nil and $1,750, respectively. As of July 31, 2025 and April 30, 2025, the Company’s common stock issuable under share-based compensation totaled $3,000 for 60,000 shares.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of July 31, 2025 and April 30, 2025, $468,926 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the three months ended July 31, 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended July 31, 2025		As of July 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$45,000	43.31%	$–
Customer B	35,630	34.29%	–
Customer C	19,043	18.33%	–

	$99,673	95.93%	$–

These customers are located in the United States of America.

For the three months ended July 31, 2024, there is one customer who accounted for 100% of the Company’s revenues amounting to $108,477.

The customer is located in Hong Kong.

(b)	Major vendors

For the three months ended July 31, 2025, there is no single vendor who accounted for more than 10% of the Company’s purchases.

For the three months ended July 31, 2024, one vendor accounted for 54% of the Company’s total purchase costs amounting to $114,598.

NOTE 9－ COMMITMENTS AND CONTINGENCIES

As of July 31, 2025, the Company has no commitments or contingencies.

NOTE 10－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2025, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Results of Operations

We currently provide business consulting services and market and supply healthcare products to domestic and international customers..

The following table sets forth certain operational data for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
	2025	2024
Revenues	$103,899	$108,477
Cost of revenue	(35,118)	(35,304)
Gross profit	68,781	73,173
Total operating expenses	(101,221)	(118,587)
Loss before income tax	(32,440)	(45,414)
Income tax expense	(13,861)	(9,797)
Net loss	$(46,301)	$(55,211)

Revenue

For the three months ended July 31, 2025 and 2024, we generated revenues of $103,899 and $108,477, respectively. Our major customers are located in Hong Kong and the United States of America. Our revenue decreased by $4,578, or 4%, respectively.

During the three ended July 31, 2025 and 2024, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Healthcare Segment, mainly provides healthcare products and healthcare consultation services to the customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three months ended July 31, 2025 and 2024, healthcare segment did not generate any revenue, and all the revenue was generated from consulting services segment.

	Three Months ended July 31, 2025
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$4,225	$4,225
Sale of healthcare products	99,674	–	99,674
Total revenue	99,674	4,225	103,899

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,118)	–	(35,118)
Total cost of revenue	(35,118)	–	(35,118)

Gross profit	64,556	4,225	68,781

Operating Expenses
Personal and benefit costs	(11,740)	(23,188)	(34,928)
General and administrative	(2,414)	(63,879)	(66,293)
Total operating expenses	(14,154)	(87,067)	(101,221)

Segment income (loss)	$50,402	$(82,842)	$(32,440)

	Three Months ended July 31, 2024
	Healthcare Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of healthcare products	108,477	–	108,477
Total revenue	108,477	–	108,477

Cost of revenue:
Consulting service income	–	–	–
Sale of healthcare products	(35,304)	–	(35,304)
Total cost of revenue	(35,304)	–	(35,304)

Gross profit	73,173	–	73,173

Operating Expenses
Selling and distribution	(7,030)	–	(7,030)
Personal and benefit costs	(18,739)	(35,245)	(53,984)
General and administrative	(751)	(56,822)	(57,573)
Total operating expenses	(26,520)	(92,067)	(118,587)

Segment income (loss)	$46,653	$(92,067)	$(45,414)

The revenues presented below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended July 31,
	2025	2024

Hong Kong	$–	$108,477
United States of America	103,899	–

	$103,899	$108,477

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 34% and 33% for the three months ended July 31, 2025 and 2024, respectively. Cost of revenue decreased by $186, or 1%.

Gross profit

For the three months ended July 31, 2025 and 2024, the gross profit was $68,781 and $73,173, respectively, and the gross profit margin was 66% and 67%, respectively.

Personnel and benefit costs

We incurred personnel and benefit costs of $34,928 and $53,984 for the three months ended July 31, 2025 and 2024, respectively. The decrease in personnel and benefit costs for the periods ended July 31, 2025, compared to the same periods in 2024, is primarily attributable to the decrease in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $66,293 and $57,573 for the three months ended July 31, 2025 and 2024, respectively. General and administrative expenses increased by $8,721 or 15% for the three months ended July 31, 2025 compared to the same periods in 2024. The increase in general and administrative expenses is primarily attributable to an increase in legal and professional fees.

Net loss

As a result of the factors described above, we reported net loss of $46,301 and $55,211 for the three months ended July 31, 2025 and 2024, respectively.

Liquidity and capital resources

On July 31, 2025, we had total current assets of $2,242,358, which consisted primarily of $1,046,620 in cash, $1,014,282 in accounts receivable, $158,802 in advances to vendor, $9,130 in inventories, $10,083 in prepayment and $3,441 in other current assets. We had total current liabilities of $379,975, which consisted of $67,431 in accounts payable and accrued expenses, $1,226 in other current liabilities, $10,775 in deferred revenue and $300,543 in income tax payable.

On April 30, 2025, we had total current assets of $2,256,251, which consisted primarily of $782,810 in cash, $1,266,951 in accounts receivable, $158,802 in advances to vendor, $44,247 in inventories and $3,441 in other current assets. We had total current liabilities of $347,567, which consisted of $60,065 in accounts payable and accrued expenses, $820 in other current liabilities and $286,682 in income tax payable.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended July 31,
	2025	2024
Net cash provided by (used in) operating activities	$263,810	$(504,001)
Net cash provided by financing activities	–	52,600

Operating Activities

For the three months ended July 31, 2025, net cash provided by operating activities was $263,810 which consisted primarily of a net loss of $46,301, decrease in accounts receivable of $252,669, decrease in inventories of $35,117, increase in deferred revenue of $10,775, increase in other current liabilities of $406, increase in accounts payable and accrued expenses of $7,366 and increase in income tax payable of $13,861. The amounts were partially offset by increase in prepayment of $10,083.

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

Financing Activities

For the three months ended July 31, 2025, net cash provided by financing activities was $0.

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

Off-Balance Sheet Arrangements

As of July 31, 2025, the Company did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of July 31, 2025.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2025.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

To address these material weaknesses, management has initiated steps to strengthen oversight and financial reporting processes, including implementing more formal procedures for preparing and reviewing period-end financial statements and disclosures. We expect that once these measures are fully implemented and operating for a sufficient period, we will remediate the identified weaknesses.

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

During the quarter ended July 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Yijia Group Corp. under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2025.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

