Form 10-Q
period 2025-10-31
YIJIA GROUP CORP.
filed 2025-12-15
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

The number of shares of the issuer’s common stock issued and outstanding was 25,012,270, as of December 15, 2025.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

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

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,259,281	$782,810
Accounts receivable	882,612	1,266,951
Advances to vendors	172,310	158,802
Prepayment	7,333	–
Inventories	11,267	44,247
Other current assets	3,441	3,441
Total current assets	2,336,244	2,256,251

TOTAL ASSETS	$2,336,244	$2,256,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$68,713	$60,065
Accounts payable	168,450	–
Deferred revenue	4,286	–
Other current liabilities	3,951	820
Income tax payable	192,651	286,682
Total current liabilities	438,051	347,567

TOTAL LIABILITIES	438,051	347,567

Commitments and Contingencies	–	–

Shareholders’ equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 25,012,270 shares issued and outstanding as of October 31, 2025 and April 30, 2025	25,012	25,012
Additional paid in capital	1,012,971	1,012,971
Shares to be issued – 50,000 shares of common stock	3,000	3,000
Retained earnings	857,210	867,701

Total Shareholders’ Equity	1,898,193	1,908,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,336,244	$2,256,251

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024

Revenue, net	$427,115	$292,118	$531,014	$400,595

Cost of revenue	(166,312)	(136,284)	(201,430)	(171,588)

Gross profit	260,803	155,834	329,584	229,007

Operating expenses
Sales and distribution expenses	(2,900)	(159)	(2,900)	(7,189)
Personnel and benefit costs	(39,289)	(52,968)	(74,216)	(106,952)
General and administrative expenses	(119,444)	(40,107)	(185,738)	(97,680)
Total operating expenses	(161,633)	(93,234)	(262,854)	(211,821)

Income from operations	99,170	62,600	66,730	17,186

Other income (expense):
Other income	120	300	120	300
Interest expenses	–	(2,125)	–	(2,125)
Total other expense, net	120	(1,825)	120	(1,825)

Income before income tax	99,290	60,775	66,850	15,361

Income tax expense	(63,480)	(28,128)	(77,341)	(37,925)

Net income (loss)	$35,810	$32,647	$(10,491)	$(22,564)

Income (loss) per share, basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	25,012,270	25,012,270	25,012,270	25,012,270

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

	Common Stock
	No. of shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity

Balance as of May 1, 2025	25,012,270	$25,012	$1,012,971	$3,000	$867,701	$1,908,684

Net loss for the period	–	–	–	–	(46,301)	(46,301)

Balance as of July 31, 2025	25,012,270	$25,012	$1,012,971	$3,000	$821,400	$1,862,383

Net income for the period	–	–	–	–	35,810	35,810

Balance as of October 31, 2025	25,012,270	$25,012	$1,012,971	$3,000	$857,210	$1,898,193

Balance as of May 1, 2024	25,012,270	$25,012	$1,012,971	$1,000	$16,955	$1,055,938

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	25,012,270	$25,012	$1,012,971	$1,750	$(38,256)	$1,001,477

Share-based compensation – 15,000 shares	–	–	–	750	–	750
Net income for the period	–	–	–	–	32,647	32,647

Balance as of October 31, 2024	25,012,270	$25,012	$1,012,971	$2,500	$(5,609)	$1,034,874

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

YIJIA GROUP CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

	Six months ended October 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(10,491)	$(22,564)
Adjustment to reconcile net income (loss) used in operating activities:
Interest expenses	–	2,125
Share-based compensation	–	1,500
Changes in operating assets and liabilities:
Inventories	32,980	(170,221)
Accounts receivable	384,339	(57,700)
Advances to vendors	(13,508)	(210,912)
Prepayment	(7,333)	–
Other current assets	–	2,638
Accrued liabilities	8,648	6,501
Accounts payable	168,450	–
Deferred revenue	4,286	–
Other current liabilities	3,131	(7,400)
Income tax payable	(94,031)	(39,208)
Net cash provided by (used in) operating activities	476,471	(495,241)

Cash flows from financing activity:
Proceeds from a related party	–	125,000
Net cash provided by financing activity	–	125,000

Net change in cash	476,471	(370,241)

Cash, beginning of period	782,810	593,036

Cash, end of period	$1,259,281	$222,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$94,031	$9,797

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

The Company has currently commenced its operation in the rendering of consulting advisory services in management business, accounting and finance services; and provides dietary supplement products and health consultation services to domestic and international customers.

The details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

NutriPeak Trading Corporation (“NTC”)	State of Nevada, United States of America, Corporation	Marketing and supplying dietary supplement products	100 shares of common stock, par value $1 per share	100%

YJGJ and its subsidiary are hereinafter referred to as the “Company”.

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

In the opinion of management, the condensed balance sheet as of April 30, 2025 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2026 or for any future period.

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

The Consulting Service Segment mainly provides consulting advisory services in management, business, accounting and finance; and the dietary supplement products and health consultation services to customers.

The sale and distribution of dietary supplement products, such as Nicotinamide Riboside capsules, has only one performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their dietary supplement products upon delivery to the customers, whereas the title and risk of loss are fully transferred to customers.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the three months ended October 31,		For the six months ended October 31,
Type of products or services	Timing of revenue recognition	2025	2024	2025	2024

Consultancy service fee income	Services transferred over time	$6,489	$3,838	$10,714	$3,838
Sales of dietary supplement products	Goods transferred at a point in time	420,626	288,280	520,300	396,757
Total		$427,115	$292,118	$531,014	$400,595

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

NOTE 3 — SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Dietary supplement Segment, mainly provides dietary supplement products.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months ended October 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$6,489	6,489
Sale of dietary supplement products	420,626	–	420,626
Total revenue	420,626		427,115

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(166,312)	–	(166,312)
Total cost of revenue	(166,312)	–	(166,312)

Gross profit	254,314	6,489	260,803

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(11,739)	(27,549)	(39,289)
General and administrative	(7,546)	(111,899)	(119,444)
Total operating expenses	(22,185)	(139,448)	(161,633)

Segment income (loss)	$232,129	$(132,959)	$99,170

	Six Months ended October 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,714	10,714
Sale of dietary supplement products	520,300	–	520,300
Total revenue	520,300	10,714	531,014

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(201,430)	–	(201,430)
Total cost of revenue	(201,430)	–	(201,430)

Gross profit	318,870	10,714	329,584

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(23,479)	(50,737)	(74,216)
General and administrative	(9,960)	(175,778)	(185,738)
Total operating expenses	(36,339)	(226,515)	(262,854)

Segment income (loss)	$282,531	$(215,801)	$66,730

	Three Months ended October 31, 2024
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of dietary supplement products	288,280	–	288,280
Total revenue	288,280	3,838	292,118

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(136,284)	–	(136,284)
Total cost of revenue	(136,284)	–	(136,284)

Gross profit	151,996	3,838	155,834

Operating Expenses
Selling and distribution	(159)	–	(159)
Personal and benefit costs	(17,723)	(35,245)	(52,968)
General and administrative	(12,216)	(27,891)	(40,107)
Total operating expenses	(30,098)	(63,136)	(93,234)

Segment income (loss)	$121,898	$(59,298)	$62,600

	Six Months ended October 31, 2024
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of dietary supplement products	396,757	–	396,757
Total revenue	396,757	3,838	400,595

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(171,588)	–	(171,588)
Total cost of revenue	(171,588)	–	(171,588)

Gross profit	225,169	3,838	229,007

Operating Expenses
Selling and distribution	(7,189)	–	(7,189)
Personal and benefit costs	(36,462)	(70,490)	(106,952)
General and administrative	(12,967)	(84,713)	(97,680)
Total operating expenses	(56,618)	(155,203)	(211,821)

Segment income (loss)	$168,551	$(151,365)	$17,186

The below revenues are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended October 31,		Six Months ended October 31,
	2025	2024	2025	2024
China	$–	$79,200	$–	$79,200
Hong Kong	–	92,296	–	200,773
United States of America	427,115	120,622	531,014	120,622
Total	$427,115	$292,118	$531,014	$400,595

NOTE 4 － ACCOUNTS RECEIVABLE

	October 31, 2025	April 30, 2025

Accounts receivable	$882,612	$1,266,951
Less: allowance for expected credit losses	–	–
	$882,612	$1,266,951

For the three and six months ended October 31, 2025 and 2024, no allowance of expected credit losses was recorded by the Company.

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

NOTE 5 － INVENTORIES

Inventories comprised of the following:

	October 31, 2025	April 30, 2025

Finished goods	$11,267	$44,247

For the three and six months ended October 31, 2025 and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX EXPENSE

The income tax provision for the six months ended October 31, 2025 and 2024, consists of the following:

	Six Months ended October 31,
	2025	2024

Federal
Current	$59,357	$35,459
Deferred	–	2,466

State
Current	17,984	–
Deferred	–	–

Income tax provision	$77,341	$37,925

The deferred tax assets as of October 31, 2025 and April 30, 2025 were $147,929 and $102,611, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of October 31, 2025 and April 30, 2025 was $45,318. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2025 and April 30, 2025. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the six months ended October 31, 2025 and 2024, consists of the following:

	Six months ended October 31,
	2025		2024
Statutory federal income tax rate	21.0%		21.0%
Deferred tax asset	(67.8%	)	(189.3%	)
Change in valuation allowance	67.8%		189.3%
Adjustment to current year taxes	67.8%		189.3%
Effective Tax Rate	88.8%		210.3%

The effective tax rate differs from the statutory tax rate of 21% for the six months ended October 31, 2025 and 2024, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 7 － RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Qiuping Lu (“Ms. Lu”)	Chief Executive Officer and Director of the Company
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 60,000 common stocks to the Chief Financial Officer - Steve Niu, at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the six months ended October 31, 2025 and 2024, the Company recognized share-based compensation in the amount of $Nil and $1,750, respectively. As of October 31, 2025 and April 30, 2025, the Company’s common stock issuable under share-based compensation totaled $3,000 for 60,000 shares.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of October 31, 2025 and April 30, 2025, $424,210 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the three and six months ended October 31, 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended October 31, 2025		As of October 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$130,050	31.23%	$30,050
Customer B	84,520	20.30%	–
Customer D	43,956	10.56%	–

Total	$258,526	62.09%	$30,050

	Six months ended October 31, 2025		As of October 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$130,050	25.00%	$30,050
Customer B	120,150	23.09%	–
Customer C	69,991	13.45%	–

Total	$320,191	61.54%	$30,050

These customers are located in the United States of America.

For the three and six months ended October 31, 2024, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended October 31, 2024		As of October 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer E	$92,296	31.60%	$–
Customer F	79,200	27.11%	57,700
Customer G	66,668	22.82%	–

Total	$238,164	81.53%	$57,700

	Six months ended October 31, 2024		As of October 31, 2024
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer E	$200,773	50.12%	$–
Customer F	79,200	19.77%	57,700
Customer G	66,668	16.64%	–

Total	$346,641	86.53%	$57,700

These customers are located in Hong Kong, China and the United States of America.

(b)	Major vendors

For the three and six months ended October 31, 2025, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $168,450 and $168,450, respectively.

For the three and six months ended October 31, 2024, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $210,600 and $325,198, respectively.

NOTE 9－ COMMITMENTS AND CONTINGENCIES

As of October 31, 2025, the Company has no commitments or contingencies.

NOTE 10－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2025, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Company has currently commenced its operation in the rendering of consulting advisory services in management business, accounting and finance services; and provides dietary supplement products and health consultation services to domestic and international customers.

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in 2025.

Results of Operations

We currently provide business consulting services and market and supply dietary supplement products to domestic and international customers.

The following table sets forth certain operational data for the three and six months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024
Revenues	$427,115	$292,118
Cost of revenue	(166,312)	(136,284)
Gross profit	260,803	155,834
Total operating expenses	(161,633)	(93,234)
Income from operation	99,170	62,600
Other income (expense), net	120	(1,825)
Income before income tax	99,290	60,775
Income tax expense	(63,480)	(28,128)
Net income	$35,810	$32,647

	Six Months Ended October 31,
	2025	2024
Revenues	$531,014	$400,595
Cost of revenue	(201,430)	(171,588)
Gross profit	329,584	229,007
Total operating expenses	(262,854)	(211,821)
Income from operation	66,730	17,186)
Other income (expense), net	120	(1,825)
Income before income tax	66,850	15,361
Income tax expense	(77,341)	(37,925)
Net loss	$(10,491)	$(22,564)

Revenue

For the three and six months ended October 31, 2025, we generated revenues of $427,115 and $531,014, respectively. For the comparative three and six months ended October 31, 2024, we generated revenues of $292,118 and $400,595, respectively. Our major customers are located in Hong Kong, China and the United States of America. Our revenue significantly increased by $134,997 and $130,419, or 46% and 33%, respectively due to the commencement of business of the dietary supplement products segment.

During the three and six months ended October 31, 2025 and 2024, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management business, accounting and financial services; and
(ii)	Dietary Supplement Segment, mainly provides dietary supplement healthcare products.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments. For the three and six months ended October 31, 2025 and 2024, dietary supplement segment did not generate any revenue, and all the revenue was generated from consulting services segment.

	Three Months ended October 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$6,489	6,489
Sale of dietary supplement products	420,626	–	420,626
Total revenue	420,626		427,115

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(166,312)	–	(166,312)
Total cost of revenue	(166,312)	–	(166,312)

Gross profit	254,314	6,489	260,803

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(11,739)	(27,549)	(39,288)
General and administrative	(7,546)	(111,899)	(119,445)
Total operating expenses	(22,185)	(139,448)	(161,633)

Segment income (loss)	$232,129	$(132,959)	$99,170

	Six Months ended October 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,714	10,714
Sale of dietary supplement products	520,300	–	520,300
Total revenue	520,300	10,714	531,014

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(201,430)	–	(201,430)
Total cost of revenue	(201,430)	–	(201,430)

Gross profit	318,870	10,714	329,584

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(23,479)	(50,737)	(74,216)
General and administrative	(9,960)	(175,778)	(185,738)
Total operating expenses	(36,339)	(226,515)	(262,854)

Segment income (loss)	$282,531	$(215,801)	$66,730

	Three Months ended October 31, 2024
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of dietary supplement products	288,280	–	288,280
Total revenue	288,280	3,838	292,118

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(136,284)	–	(136,284)
Total cost of revenue	(136,284)	–	(136,284)

Gross profit	151,996	3,838	155,834

Operating Expenses
Selling and distribution	(159)	–	(159)
Personal and benefit costs	(17,723)	(35,245)	(52,968)
General and administrative	(12,216)	(27,891)	(40,107)
Total operating expenses	(30,098)	(63,136)	(93,234)

Segment income (loss)	$121,898	$(59,298)	$62,600

	Six Months ended October 31, 2024
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$3,838	$3,838
Sale of dietary supplement products	396,757	–	396,757
Total revenue	396,757	3,838	400,595

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(171,588)	–	(171,588)
Total cost of revenue	(171,588)	–	(171,588)

Gross profit	225,169	3,838	229,007

Operating Expenses
Selling and distribution	(7,189)	–	(7,189)
Personal and benefit costs	(36,462)	(70,490)	(106,952)
General and administrative	(12,967)	(84,713)	(97,680)
Total operating expenses	(56,618)	(155,203)	(211,821)

Segment income (loss)	$168,551	$(151,365)	$17,186

The revenues presented below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended October 31,		Six Months ended October 31,
	2025	2024	2025	2024
China	$–	$79,200	$–	$79,200
Hong Kong	–	92,296	–	200,773
United States of America	427,115	120,622	531,014	120,622
Total	$427,115	$292,118	$531,014	$400,595

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 39% and 38% for the three and six months ended October 31, 2025, respectively. Cost of revenue as a percentage of net revenue was approximately 47% and 43% for the three and six months ended October 31, 2024, respectively. Cost of revenue increased by $30,028 and $29,842, or 22% and 17%, respectively.

Gross profit

For the three months ended October 31, 2025 and 2024, the gross profit was $260,803 and $155,834, respectively, and the gross profit margin was 61% and 53%, respectively. For the six months ended October 31, 2025 and 2024, the gross profit was $329,584 and $229,007, respectively, and the gross profit margin was 62% and 57%, respectively. The increase in gross profit margin for the periods ended October 31, 2025, compared to the same periods in 2024, is primarily attributable to the more types of dietary supplement products were sold.

Personnel and benefit costs

We incurred personnel and benefit costs of $39,289 and $52,968 for the three months ended October 31, 2025 and 2024, respectively. We incurred personnel and benefit costs of $74,216 and $106,952 for the six months ended October 31, 2025 and 2024, respectively. The decrease in personnel and benefit costs for the periods ended October 31, 2025, compared to the same periods in 2024, is primarily attributable to the decrease in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $119,444 and $40,107 for the three months ended October 31, 2025 and 2024, respectively. General and administrative expenses increased by $79,337 or 198% for the three months ended October 31, 2025 compared to the same periods in 2024. We incurred general and administrative expenses of $185,738 and $97,680 for the six months ended October 31, 2025 and 2024, respectively. General and administrative expenses increased by $88,058 or 90% compared to the same period in 2024. The increase in general and administrative expenses is primarily attributable to an increase in legal and professional fees.

Net loss

As a result of the factors described above, we reported net income of $35,810 and $32,647 for the three months ended October 31, 2025 and 2024, respectively. For the six months ended October 31, 2025 and 2024, the Company has a net loss of $10,491 and $22,564, respectively.

Liquidity and capital resources

On October 31, 2025, we had total current assets of $2,336,244, which consisted primarily of $1,259,281 in cash, $882,612 in accounts receivable, $7,333 in prepayment, $172,310 in advances to vendor, $11,267 in inventories and $3,441 in other current assets. We had total current liabilities of $438,051, which consisted of $168,450 in accounts payable, $68,713 in accrued expenses, $3,951 in other current liabilities, $4,286 in deferred revenue and $192,651 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended October 31,
	2025	2024
Net cash provided by (used in) operating activities	$476,471	$(495,241)
Net cash provided by financing activities	–	125,000

Operating Activities

For the six months ended October 31, 2025, net cash provided by operating activities was $476,471 which consisted primarily of a net loss of $10,491, decrease in accounts receivable of $384,339, decrease in inventories of $32,980, increase in deferred revenue of $4,286, increase in other current liabilities of $3,131, increase in accounts payable of $168,450 and accrued expenses of $8,648. The amounts were partially offset by increase in prepayment of $7,333, increase in advances to vendor of $13,508 and decrease in income tax payable of $94,031.

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

Financing Activities

For the six months ended October 31, 2025, net cash provided by financing activities was $0.

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

Off-Balance Sheet Arrangements

As of October 31, 2025, the Company did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of October 31, 2025.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of October 31, 2025.

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

During the quarter ended October 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2025.

YIJIA GROUP CORP.

By:	/s/ Qiuping Lu
Qiuping Lu, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

