Form 10-Q
period 2026-01-31
VitaNova Life Sciences Corp
filed 2026-03-16
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-218733

VitaNova Life Sciences Corporation

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

The number of shares of the issuer’s common stock issued and outstanding was 8,337,454, as of March 11, 2026.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of VitaNova Life Sciences Corporation (the “Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,168,904	$782,810
Accounts receivable	1,004,442	1,266,951
Advances to vendors	–	158,802
Inventories	130,436	44,247
Other current assets	8,024	3,441
Total current assets	2,311,806	2,256,251

TOTAL ASSETS	$2,311,806	$2,256,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,978	$–
Accrued expenses and other current liabilities	81,951	60,885
Income tax payable	267,046	286,682
Total current liabilities	457,975	347,567

TOTAL LIABILITIES	457,975	347,567

Commitments and Contingencies	–	–

Shareholders’ equity:
Series A Preferred Stock, $0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding	–	–
Common Stock, $0.001 par value; 200,000,000 shares authorized; 8,337,454 shares issued and outstanding*	8,337	8,337
Additional paid-in capital	1,029,646	1,029,646
Shares to be issued – 20,000 shares of common stock	3,000	3,000
Retained earnings	812,848	867,701

Total Shareholders’ Equity	1,853,831	1,908,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,311,806	$2,256,251

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-3 reverse split. (refer Note 1)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025

Revenue, net	$709,625	$308,318	$1,240,639	$708,913

Cost of revenue	(393,282)	(119,006)	(594,712)	(290,594)

Gross profit	316,343	189,312	645,927	418,319

Operating expenses
Sales and distribution expenses	–	(300)	(2,900)	(7,489)
Personnel and benefit costs	(50,012)	(49,471)	(124,228)	(156,423)
General and administrative expenses	(219,600)	(30,667)	(405,338)	(128,347)
Total operating expenses	(269,612)	(80,438)	(532,466)	(292,259)

Income from operations	46,731	108,874	113,461	126,060

Other income (expense):
Other income	–	196	120	496
Interest expenses	–	(813)	–	(2,938)
Total other expenses, net	–	(617)	120	(2,442)

Income before income tax	46,731	108,257	113,581	123,618

Income tax expense	(91,093)	(35,279)	(168,434)	(73,204)

Net (loss) income	$(44,362)	$72,978	$(54,853)	$50,414

Income (loss) per share, basic and diluted	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average number of shares outstanding, basic and diluted	8,337,454	8,337,423	8,337,454	8,337,423

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

	Common Stock
	No. of Shares	Amount	Additional paid-in capital	Shares to be issued	Retained earnings (accumulated deficit)	Total shareholders’ equity

Balance as of May 1, 2025	8,337,423	8,337	$1,029,646	$3,000	$867,701	$1,908,684

Net loss for the period	–	–	–	–	(46,301)	(46,301)

Balance as of July 31, 2025	8,337,423	$8,337	$1,029,646	$3,000	$821,400	$1,862,383

Net income for the period	–	–	–	–	35,810	35,810

Balance as of October 31, 2025	8,337,423	$8,337	$1,029,646	$3,000	$857,210	$1,898,193

Fractional shares from reverse split	31	–	–	–	–	–
Net loss for the period	–	–	–	–	(44,362)	(44,362)

Balance as of January 31, 2026	8,337,454	$8,337	$1,029,646	$3,000	$812,848	$1,853,831

Balance as of May 1, 2024	8,337,423	$8,337	$1,029,646	$1,000	$16,955	$1,055,938

Share-based compensation – 5,000 shares	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(55,211)	(55,211)

Balance as of July 31, 2024	8,337,423	$8,337	$1,029,646	$1,750	$(38,256)	$1,001,477

Share-based compensation – 5,000 shares	–	–	–	750	–	750
Net income for the period	–	–	–	–	32,647	32,647

Balance as of October 31, 2024	8,337,423	$8,337	$1,029,646	$2,500	$(5,609)	$1,034,874

Share-based compensation – 5,000 shares	–	–	–	500	–	500
Net income for the period	–	–	–	–	72,978	72,978

Balance as of January 31, 2025	8,337,423	$8,337	$1,029,646	$3,000	$67,369	$1,108,352

*	The share amounts are presented on a retroactive basis, giving effect to 1-for-3 reverse split. (refer Note 1)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

	Nine months ended January 31,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(54,853)	$50,414
Adjustment to reconcile net income (loss) used in operating activities:
Interest expenses	–	2,938
Share-based compensation	–	2,000
Changes in operating assets and liabilities:
Inventories	(86,189)	(53,854)
Accounts receivable	262,509	(54,018)
Advances to vendors	158,802	(210,912)
Other current assets	(4,583)	2,638
Accounts payable	108,978	–
Accrued expenses and other current liabilities	21,066	3,488
Income tax payable	(19,636)	(29,056)
Net cash provided by (used in) operating activities	386,094	(286,363)

Cash flows from financing activity:
Interest paid	–	(500)
Proceeds from a related party	–	99,000
Net cash provided by financing activity	–	98,500

Net change in cash	386,094	(187,863)

Cash, beginning of period	782,810	593,036

Cash, end of period	$1,168,904	$405,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$500
Income taxes paid	$16,698	$–

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Yijia Group Corp. (“the Company”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On October 7, 2025, the Company changed the name of the Company to VitaNova Life Sciences Corporation (the “Name Change”) effective on January 9, 2026. In connection with the Name Change, the ticker symbol of the Company’s common stock changed to “VNOV” (the “VNOV”).

The Company provides consulting advisory services in management, business, accounting and finance services; and provides dietary supplement products to domestic and international customers.

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

VNOV and its subsidiary are hereinafter referred to as the “Company”.

On January 27, 2026, the Company's 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the condensed balance sheet as of April 30, 2025 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2026 or for any future period.

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

The Consulting Service Segment mainly provides consulting advisory services in management, business, accounting and finance; and the Dietary Supplement Segment mainly provides dietary supplement products.

The sale and distribution of dietary supplement products has only one performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of the Company’s dietary supplement products when control of the products is transferred to the customer.

Under Ex Works (“EXW”) shipping terms, the Company fulfills its obligation to deliver when the products are available to the customer at the Company’s premises, i.e. the warehouse, at which point title and risk of loss pass to the customer. Customers are responsible for all transportation costs, risk of loss, and any other costs from that point onward.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the three months ended January 31,		For the nine months ended January 31,
Type of products or services	Timing of revenue recognition	2026	2025	2026	2025

Consultancy service fee income	over the service period	$4,286	$7,000	$15,000	$10,838
Sales of dietary supplement products	a point in time	705,339	301,318	1,225,639	698,075
Total		$709,625	$308,318	$1,240,639	$708,913

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

NOTE 3 — SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Consulting Service Segment, mainly provides consulting advisory services in management, business, accounting and financial services; and
(ii)	Dietary supplement Segment, mainly provides dietary supplement products.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months ended January 31, 2026
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$4,286	4,286
Sale of dietary supplement products	705,339	–	705,339
Total revenue	705,339	4,286	709,625

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(393,282)	–	(393,282)
Total cost of revenue	(393,282)	–	(393,282)

Gross profit

Operating Expenses
Sales and distribution expenses	–	–	–
Personal and benefit costs	(11,782)	(38,230)	(50,012)
General and administrative	(1,910)	(217,690)	(219,600)
Total operating expenses	(13,692)	(255,920)	(269,612)

Segment income (loss)	$298,365	$(251,634)	$46,731

	Nine Months ended January 31, 2026
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$15,000	15,000
Sale of dietary supplement products	1,225,639	–	1,225,639
Total revenue	1,225,639	15,000	1,240,639

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(594,712)	–	(594,712)
Total cost of revenue	(594,712)	–	(594,712)

Gross profit

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(35,261)	(88,967)	(124,228)
General and administrative	(11,870)	(393,468)	(405,338)
Total operating expenses	(50,031)	(482,435)	(532,466)

Segment income (loss)	$580,896	$(467,435)	$113,461

	Three Months ended January 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$7,000	7,000
Sale of dietary supplement products	301,318	–	301,318
Total revenue	301,318	7,000	308,318

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(119,006)	–	(119,006)
Total cost of revenue	(119,006)	–	(119,006)

Gross profit	182,312	7,000	189,312

Operating Expenses
Selling and distribution	(300)	–	(300)
Personal and benefit costs	(11,942)	(37,529)	(49,471)
General and administrative	(4,734)	(25,933)	(30,667)
Total operating expenses	(16,976)	(63,462)	(80,438)

Segment income (loss)	$165,336	$(56,462)	$108,874

	Nine Months ended January 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of dietary supplement products	698,075	–	698,075
Total revenue	698,075	10,838	708,913

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(290,594)	–	(290,594)
Total cost of revenue	(290,594)	–	(290,594)

Gross profit	407,481	10,838	418,319

Operating Expenses
Selling and distribution	(7,489)	–	(7,489)
Personal and benefit costs	(48,404)	(108,019)	(156,423)
General and administrative	(17,701)	(110,646)	(128,347)
Total operating expenses	(73,594)	(218,665)	(292,259)

Segment income (loss)	$333,887	$(207,827)	$126,060

The revenues below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended January 31,		Nine Months ended January 31,
	2026	2025	2026	2025
China	$–	$7,000	$–	$86,200
Hong Kong	199,250	105,000	199,250	305,773
United States of America	510,375	196,318	1,041,389	316,760
Total	$709,625	$308,318	$1,240,639	$708,913

NOTE 4 — ACCOUNTS RECEIVABLE

	January 31, 2026	April 30, 2025

Accounts receivable	$1,004,442	$1,266,951
Less: allowance for expected credit losses	–	–
	$1,004,442	$1,266,951

For the three and nine months ended January 31, 2026 and 2025, no allowance of expected credit losses was recorded by the Company.

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

NOTE 5 — INVENTORIES

Inventories comprised of the following:

	January 31, 2026	April 30, 2025

Finished goods	$130,436	$44,247

For the three and nine months ended January 31, 2026 and 2025, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX EXPENSE

The income tax provision for the nine months ended January 31, 2026 and 2025, consists of the following:

	Nine Months ended January 31,
	2026	2025

Federal
Current	$138,711	$70,738
Deferred	–	–

State
Current	29,723	2,466
Deferred	–	–

Income tax provision	$168,434	$73,204

The deferred tax assets as of January 31, 2026 and April 30, 2025 were $98,161 and $102,611, respectively, which were fully reserved for valuation allowance. The net change in valuation allowance as of January 31, 2026 and April 30, 2025 was $4,450. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2026 and April 30, 2025. Up to six years since inception remain open for examination only by taxing authorities of US Federal and State of Nevada.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the nine months ended January 31, 2026 and 2025, consists of the following:

	Nine months ended January 31,
	2026		2025
Statutory federal income tax rate	21.0%		21.0%
Deferred tax asset	(86.4%	)	(34.2%	)
Change in valuation allowance	86.4%		34.2%
Adjustment to current year taxes	86.4%		34.2%
Effective Tax Rate	107.4%		55.2%

The effective tax rate differs from the statutory tax rate of 21% for the nine months ended January 31, 2026 and 2025, primarily due to the adjustment to current year taxes and valuation allowance on the deferred tax assets.

NOTE 7 — RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Rose Kelly (“Ms. Kelly”)	Chief Executive Officer and Director of the Company
Robert M. Kelly (Mr. Robert”)	Family member of Ms. Kelly
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company

On January 8, 2024, the Company granted 5,000 common stocks issuable per month in total of 20,000 common stocks to the Chief Financial Officer - Steve Niu, at fair value of $0.05 per share, subject to vesting condition in completion of one year of service. For the nine months ended January 31, 2026 and 2025, the Company recognized share-based compensation in the amount of $Nil and $1,750, respectively. As of January 31, 2026 and April 30, 2025, the Company’s common stock issuable under share-based compensation totaled $3,000 for 20,000 shares.

During the three and nine months ended January 31, 2026, Mr. Robert received compensation of $6,000 and $6,000 for his service.

During the three and nine months ended January 31, 2026, Ms. Kelly received compensation of $15,521 and $46,565 for her service.

During the three and nine months ended January 31, 2026, Mr. Niu received compensation of $6,000 and $18,000 for his service.

NOTE 8 — CONCENTRATIONS OF RISK

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of January 31, 2026 and April 30, 2025, $493,283 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the three and nine months ended January 31, 2026, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended January 31, 2026		As of January 31, 2026
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$222,000	31.28%	$222,000
Customer B	199,250	28.08%	342,380
Customer D	104,250	14.69%	278,750

Total	$525,500	74.05%	$843,130

	Nine months ended January 31, 2026		As of January 31, 2026
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$352,050	28.38%	$222,000
Customer B	199,250	16.06%	342,380
Customer C	142,517	11.49%	–

Total	$693,817	55.92%	$564,380

These customers are located in the United States of America and Hong Kong.

For the three and nine months ended January 31, 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding receivables balance at period-end rates, as presented as follows:

	Three months ended January 31, 2025		As of January 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer C	$141,000	45.73%	$–
Customer D	105,000	34.06%	–
Customer E	35,318	11.46%	–

Total	$281,318	91.25%	$–

	Nine months ended January 31, 2025		As of January 31, 2025
Customer	Revenue	Percentage of revenue	Accounts receivable

Customer A	$200,773	28.32%	$–
Customer B	79,200	11.17%	54,018
Customer C	207,668	29.29%	–
Customer D	105,000	14.81%	–

Total	$592,641	83.59%	$54,018

These customers are located in Hong Kong, China and the United States of America.

(b)	Major vendors

For the three and nine months ended January 31, 2026, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $393,282 and $594,712, respectively.

For the three and nine months ended January 31, 2025, there is one vendor who accounted for 100% and 100% of the Company’s purchase cost amounting to $119,006 and $290,594, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

As of January 31, 2026, the Company has no commitments or contingencies.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2026, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

In March 2026, the Company established VitaNova Global Foods Corporation as a wholly owned subsidiary.

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

Corporate Overview

Yijia Group Corp. (“the Company”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On October 7, 2025, the Company proposed to change the name of the Company to VitaNova Life Sciences Corporation (“the Company”) (the “Name Change”), and the Name Change was effectuated on January 9, 2026. In connection with the Name Change, the ticker symbol of the Company’s common stock changed to “VNOV.” On January 27, 2026, the Company's 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held.

The Company provides consulting advisory services in management, business, accounting and finance services; and provides dietary supplement products to domestic and international customers.

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in 2026.

Results of Operations

We currently provide business consulting services and market and supply dietary supplement products to domestic and international customers.

The following table sets forth certain operational data for the three and nine months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
	2026	2025
Revenues	$709,625	$308,318
Cost of revenue	(393,282)	(119,006)
Gross profit	316,343	189,312
Total operating expenses	(269,612)	(80,438)
Income from operation	46,731	108,874
Other expense, net	–	(617)
Income before income tax	46,731	108,257
Income tax expense	(91,093)	(35,279)
Net (loss) income	$(44,362)	$72,978

	Nine Months Ended January 31,
	2026	2025
Revenues	$1,240,639	$708,913
Cost of revenue	(594,712)	(290,594)
Gross profit	645,927	418,319
Total operating expenses	(532,466)	(292,259)
Income from operation	113,461	126,060
Other income (expense), net	120	(2,442)
Income before income tax	113,581	123,618
Income tax expense	(168,434)	(73,204)
Net (loss) income	$(54,853)	$50,414

Revenue

For the three and nine months ended January 31, 2026, we generated revenues of $709,625 and $1,240,639, respectively. For the comparative three and nine months ended January 31, 2025, we generated revenues of $308,318 and $708,913, respectively. Our major customers are located in Hong Kong and the United States of America. Our revenue significantly increased by $401,307 and $531,726, or 130% and 75%, respectively due to the commencement of business of the dietary supplement products segment.

During the three and nine months ended January 31, 2026 and 2025, the nature of businesses and segment was shown as below:

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

	Three Months ended January 31, 2026
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$4,286	4,286
Sale of dietary supplement products	705,339	–	705,339
Total revenue	705,339	4,286	709,625

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(393,282)	–	(393,282)
Total cost of revenue	(393,282)	–	(393,282)

Gross profit	312,057	4,286	316,343

Operating Expenses
Sales and distribution expenses	–	–	–
Personal and benefit costs	(11,782)	(38,230)	(50,012)
General and administrative	(1,910)	(217,690)	(219,601)
Total operating expenses	(13,692)	(255,920)	(269,612)

Segment income (loss)	$298,365	$(251,634)	$46,731

	Nine Months ended January 31, 2026
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$15,000	15,000
Sale of dietary supplement products	1,225,639	–	1,225,639
Total revenue	1,225,639	15,000	1,240,639

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(594,712)	–	(594,712)
Total cost of revenue	(594,712)	–	(594,712)

Gross profit

Operating Expenses
Sales and distribution expenses	(2,900)	–	(2,900)
Personal and benefit costs	(35,261)	(88,967)	(124,228)
General and administrative	(11,870)	(393,468)	(405,338)
Total operating expenses	(50,031)	(482,435)	(532,466)

Segment income (loss)	$580,896	$(467,435)	$113,461

	Three Months ended January 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$7,000	$7,000
Sale of dietary supplement products	301,318	–	301,318
Total revenue	301,318	7,000	308,318

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(119,006)	–	(119,006)
Total cost of revenue	(119,006)	–	(119,006)

Gross profit	182,312	7,000	189,312

Operating Expenses
Selling and distribution	(300)	–	(300)
Personal and benefit costs	(11,942)	(37,529)	(49,471)
General and administrative	(4,734)	(25,933)	(30,667)
Total operating expenses	(16,976)	(63,462)	(80,438)

Segment income (loss)	$165,336	$(56,462)	$108,874

	Nine Months ended January 31, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of dietary supplement products	698,075	–	698,075
Total revenue	698,075	10,838	708,913

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(290,594)	–	(290,594)
Total cost of revenue	(290,594)	–	(290,594)

Gross profit	407,481	10,838	418,319

Operating Expenses
Selling and distribution	(7,489)	–	(7,489)
Personal and benefit costs	(48,404)	(108,019)	(156,423)
General and administrative	(17,701)	(110,646)	(128,347)
Total operating expenses	(73,594)	(218,665)	(292,259)

Segment income (loss)	$333,887	$(207,827)	$126,060

The revenues presented below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended January 31,		Nine Months ended January 31,
	2026	2025	2026	2025
China	$–	$7,000	$–	$86,200
Hong Kong	199,250	105,000	199,250	305,773
United States of America	510,375	196,318	1,041,389	316,760
Total	$709,625	$308,318	$1,240,639	$708,913

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 55% and 48% for the three and nine months ended January 31, 2026, respectively. Cost of revenue as a percentage of net revenue was approximately 39% and 41% for the three and nine months ended January 31, 2025, respectively. Cost of revenue increased by $274,276 and $304,118, or 230% and 105%, respectively for the three and nine months ended January 31, 2026.

Gross profit

For the three months ended January 31, 2026 and 2025, the gross profit was $316,343 and $189,312, respectively, and the gross profit margin was 45% and 61%, respectively. For the nine months ended January 31, 2026 and 2025, the gross profit was $645,927 and $418,319, respectively, and the gross profit margin was 52% and 59%, respectively. The increase in gross profit for the periods ended January 31, 2026, compared to the same periods in 2025, is primarily attributable to the more types of dietary supplement products were sold.

Personnel and benefit costs

We incurred personnel and benefit costs of $50,012 and $49,471 for the three months ended January 31, 2026 and 2025, respectively. We incurred personnel and benefit costs of $124,228 and $156,423 for the nine months ended January 31, 2026 and 2025, respectively. The decrease in personnel and benefit costs for the period ended January 31, 2026, compared to the same period in 2025, is primarily attributable to the decrease in the salaries of key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $219,601 and $30,667 for the three months ended January 31, 2026 and 2025, respectively. General and administrative expenses increased by $188,934 or 616% for the three months ended January 31, 2026 compared to the same periods in 2025. We incurred general and administrative expenses of $405,339 and $128,347 for the nine months ended January 31, 2026 and 2025, respectively. General and administrative expenses increased by $276,992 or 216% compared to the same period in 2025. The increase in general and administrative expenses is primarily attributable to an increase in legal and professional fees.

Net loss

As a result of the factors described above, we reported net (loss) income of $(44,362) and $72,978 for the three months ended January 31, 2026 and 2025, respectively. For the nine months ended January 31, 2026 and 2025, the Company has a net (loss) income of $(54,853) and $50,414, respectively.

Liquidity and capital resources

On January 31, 2026, we had total current assets of $2,311,806, which consisted primarily of $1,168,904 in cash, $1,004,442 in accounts receivable, $4,583 in prepayment, $130,436 in inventories and $3,441 in other current assets. We had total current liabilities of $457,975, which consisted of $108,978 in accounts payable, $81,951 in accrued expenses and other current liabilities and $267,046 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended January 31,
	2026	2025
Net cash provided by (used in) operating activities	$386,094	$(286,363)
Net cash provided by financing activities	–	98,500

Operating Activities

For the nine months ended January 31, 2026, net cash provided by operating activities was $386,094 which consisted primarily of a net loss of $54,853, decrease in accounts receivable of $262,509, decrease in advances to vendor of $158,802, increase in other current liabilities of $2,830, increase in accounts payable of $108,978 and accrued expenses of $18,236. The amounts were partially offset by increase in inventories of $86,189, increase in prepayment of $4,583 and decrease in income tax payable of $19,636.

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

Financing Activities

For the nine months ended January 31, 2026, net cash provided by financing activities was $0.

For the nine months ended January 31, 2025, net cash provided by financing activities was $98,500, which consisted primarily of proceed from a related party of $99,000 and interest paid of $500.

Off-Balance Sheet Arrangements

As of January 31, 2026, the Company did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of January 31, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of January 31, 2026.

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

During the quarter ended January 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (incorporated by reference to Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed on November 26, 2018)
3.3	Certificate of Amendment, dated January 9, 2026 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.4	Certificate of Amendment, dated November 12, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.5	Certificate of Correction, dated November 21, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.6	Certificate of Designation, dated November 21, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.7	Bylaws (incorporated by reference to Form S-1 filed on June 14, 2017)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of VitaNova Life Sciences Corporation under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2026.

VitaNova Life Sciences Corporation

By:	/s/ Rose Kelly
Rose Kelly, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

