Form 10-K
period 2026-04-30
VitaNova Life Sciences Corp
filed 2026-07-29
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission File Number: 333-218733

VITANOVA LIFE SCIENCES CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	35-2583762
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

39 E Broadway, Suite 603

New York, NY 10002

(Address of principal executive offices) (Zip Code)

+1 (516) 886-8888

(Registrant’s telephone number, including area code)

YIJIA GROUP CORP.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24,121,860 based on the closing price of the common stock as reported on the OTCID Basic Market.

As of July 28, 2026, the Registrant had 8,337,454 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “VitaNova Life Sciences Corporation,” “VitaNova,” “VNOV,” the “Company,” “we,” “us,” “our” and similar references refer to VitaNova Life Sciences Corporation, a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of VitaNova Life Sciences Corporation This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders.

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

ii

PART I

Item 1. Business.

General

We are a U.S. focused consumer health, beauty and lifestyle company that develops, acquires, markets and sells branded nutritional supplements, functional beverages and complementary lifestyle products.

Our dietary supplement operations are consolidated and commercialized through NutriPeak Trading Corporation (“NTC”), a wholly owned subsidiary formed in November 2023. NTC was established with the purpose of marketing and supplying dietary supplement products. Since November 2023, substantially all of the Company’s operations have been conducted through NTC. NTC is organized to develop a two tier portfolio of products: an advanced, science-oriented line intended to support general cellular and cognitive wellness and a mass market line optimized for high velocity e-commerce and marketplace channels. Our stated commercial strategy emphasizes an asset light operating model in which product strategy, formulation oversight, brand management and regulatory compliance are conducted internally, while production, packaging and fulfillment are performed by qualified third party contract manufacturers and logistics partners.

Currently, we primarily operate under a Business-to-Business (“B2B”) commercial model, working with regional distributors and channel partners to leverage their existing traffic resources and sales infrastructures for rapid market expansion. Our partners primarily rely on diversified online traffic channels, including Douyin Cross-border, Weidian Cross-border, and direct-to-consumer sales in the United States, to drive scaled sales growth and enhance overall market penetration.

Starting from July 30, 2021, the Company commenced its operation in the rendering of business consulting service to domestic and international customers. The Company provides consulting services to its clients with regards to funding and other financial matters.

During the year ended April 30, 2026, we started new product line of sale of healthy food products like olive juice, white sesame oil, aloe vera drink, etc.

Corporate History and Structure

We were incorporated on January 25, 2017, under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On November 15, 2018, the Company changed its name to Yijia Group Corp. On January 9, 2026, the Company changed its name to VitaNova Life Sciences Corporation, and the ticker symbol of the Company’s common stock changed to “VNOV.”

On November 9, 2023, the Company founded NutriPeak Trading Corporation, a wholly owned subsidiary incorporated in Nevada.

On March 6, 2026, the Company founded VitaNova Global Foods Corporation (“VGFC”), a wholly owned subsidiary incorporated in Nevada. VGFC was established with the purpose of marketing and supplying healthy food products.

Our organizational chart is below:

November 2025 Change of Share Capital

On November 12, 2025, the Company filed a Certificate of Amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock and to authorize the issuance of blank check preferred stock. In particular, the total number of shares of capital stock that the Company is authorized to issue was increased to 210,000,000, consisting of 200,000,000 shares of Common Stock, and 10,000,000 shares of initially undesignated preferred stock, par value $0.001 per share (the “Preferred Stock”).

November 2025 Series A Preferred Stock

On November 21, 2025, the Company filed a Certificate of Designation (the “Certificate of Designation”), pursuant to which the Company designated 3,000,000 shares of its authorized Preferred Stock as shares of Series A Preferred Stock. The Certificate of Designation sets forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock.

January 2026 Reverse stock split

On January 27, 2026, the Company’s 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held.

Our Brands and Product Strategy

Our consumer-health operations are managed through a dual-brand structure consisting of GeneCode® and AMZ®. This structure enables the Company to address distinct consumer segments within the global dietary supplement industry while sharing research, manufacturing, and marketing infrastructure. The approach is intended to promote scalability, consistent quality, and efficient allocation of resources.

The Company’s dual-brand system combines a science-oriented platform with a high-volume functional-nutrition line. Both brands operate under unified oversight from the Company’s product-development and regulatory-compliance teams.

Brand	Strategic Role	Market Focus
GeneCode®	GeneCode® is positioned as a wellness brand offering formulations developed through an internal review process that considers publicly available nutritional-science literature, ingredient-level research, and supplier technical data. This process is intended to support responsible ingredient selection and general-wellness product design. GeneCode® formulations are designed solely to support normal physiological functions such as routine energy metabolism, general vitality, and overall well-being.

GeneCode® targets consumers seeking wellness-oriented formulations informed by commonly discussed nutritional-science topics and publicly available ingredient-level information, which we reference internally for formulation context only and do not treat as evidence of the safety or effectiveness of our finished products. These studies are referenced internally for formulation context only and do not evaluate or validate the Company’s finished products. GeneCode® products are not clinically tested and are not intended to diagnose, treat, cure, or prevent any disease.

AMZ®	AMZ® serves as the Company’s functional-nutrition line, offering practical, accessible dietary-supplement formulations intended to support routine nutritional needs and daily-wellness maintenance. The brand emphasizes broad consumer reach, value accessibility, and lifestyle-oriented product design, while operating under the same manufacturing and regulatory compliance oversight as the GeneCode® line.	AMZ® is tailored to consumers seeking everyday nutritional support delivered through familiar, functional-nutrition categories such as metabolic balance, digestive wellness, and general vitality. AMZ® does not incorporate scientific-positioning language and is marketed strictly within the boundaries of U.S. dietary-supplement regulations.

We believe this structure allows the Company to pursue differentiated marketing and pricing strategies while maintaining common manufacturing standards and supply-chain partners. We believe each brand contributes distinct value: GeneCode® enhances the Company’s science-informed formulation processes and focuses on ingredients with well-characterized nutritional roles. AMZ® expands reach within everyday functional-nutrition categories, including metabolic support, digestive wellness and general vitality supplements, through accessible pricing and broad e-commerce exposure. Together, we believe the dual-brand system enables diversified consumer coverage while maintaining a consistent compliance framework and operational efficiencies.

Other Business Activities – Consulting

In addition to developing and selling nutritional supplements under our GeneCode® and AMZ® brands, we also maintain a small consulting business that provides general business-advisory and administrative support services to third parties. These services have historically included basic business-management assistance, operational consulting, and related administrative support.

Other Business Activities – Sale of Healthy Food Products

During the year ended April 30, 2026, we started new product line of sale of healthy food products like olive juice, white sesame oil, aloe vera drink, etc. VitaNova Global Foods Corporation, a wholly-owned subsidiary incorporated in the State of Nevada, was formed to develop and expand the Company’s food trading business, including the sourcing, distribution, import and export of healthy food products and related supply chain activities.

Although the food trading business generated meaningful revenue shortly after its launch, management views this business primarily as source of revenue and cash flow to support the Company’s broader operations.

Sales and Marketing

Our targeted, consumer-driven marketing strategy has been key to building our brands and driving revenue growth. The Company utilizes a multi-channel sales and marketing strategy to increase brand visibility, broaden consumer reach, and support revenue growth. Products are promoted through direct-to-consumer channels, livestreaming platforms, retail partners, and wellness service networks, with a focus on science-based communication and targeted outreach to consumers seeking science-informed wellness supplement solutions.

The Company leverages social media, KOL and influencer collaborations, and community-driven content to strengthen brand trust and improve customer acquisition efficiency. It also works with regional wellness providers and selected retail distributors to expand offline presence. The upcoming subscription platform is expected to enhance customer retention, increase purchase frequency, and contribute to recurring revenue.

Management believes this diversified approach enables the Company to effectively engage both online and offline consumers and supports scalable expansion in the United States and internationally.

Research and Development

Our R&D activities focus on reviewing publicly available scientific literature, supplier-provided technical information, and accepted nutritional-science frameworks to inform ingredient selection, safety evaluations, and formulation design. All our products are marketed solely as dietary supplements intended to support general health and wellness and are not intended to diagnose, treat, cure, or prevent any disease. We do not conduct clinical trials on our finished products, and no scientific publication referenced in our R&D process evaluates or validates the clinical performance, efficacy, or therapeutic effect of any formulation. Our R&D review is limited to evaluating regulatory compliance, ingredient safety and general formulation considerations.

As part of our formulation process, we review peer-reviewed, ingredient-level scientific literature addressing the general biological roles of nutritional compounds commonly used in dietary supplements. This literature is used only to guide internal decisions regarding ingredient selection, dosage ranges, and nutritional rationale. Our review includes research in fields such as nutritional biochemistry, cellular-energy metabolism, botanical-extract characterization, and general wellness. These studies are not relied upon to claim any therapeutic or clinical effect on our products.

Publicly available nutritional, botanical, and scientific literature is widely referenced within the dietary-supplement industry to describe general ingredient categories, historical usage, and broad scientific context. From time to time, we may review such publicly available materials as part of our internal product-development process to better understand common ingredient classifications and industry practices. These materials are not relied upon to evaluate, substantiate, or imply any effect of our finished products, nor do we represent that any external literature applies to, supports, or assesses our formulations. Our products have not been clinically tested, and we do not claim that any scientific topic discussed in external literature demonstrates or suggests the efficacy, biological effect, or health impact of our products.

Competition

The U.S. nutritional supplements retail industry is a large and highly fragmented industry with few barriers to entry. We compete against other domestic and international manufacturers, specialty retailers, mass merchants, multi-level marketing organizations, mail-order and direct-to-consumer companies, and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products.

Although there are many competing products on the market across our product categories, we believe that the our brands are strengthened by formulations developed using a science-informed approach and internal review of publicly available research without claiming clinical proof of effectiveness. In response to intense market competition, our company focuses on continuous product innovation and development. We strengthen our brand through advertising, participation in trade shows, and sponsoring public welfare projects. Flexible pricing strategies, including promotions, coupons, and discounts, are employed to attract customers. Expanding into international markets reduces reliance on a single market and opens up new opportunities. These initiatives enable us to navigate the competitive landscape effectively.

Government Regulations

The U.S. Food and Drug Administration

Dietary Supplements and Foods

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) to establish a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements. Generally, under the FD&C Act, dietary ingredients (i.e., vitamins; minerals; herbs or other botanicals; amino acids; or dietary substances for use by humans to supplement the diet by increasing total dietary intake; or any concentrate, metabolite, constituent, extract or combination of any of the above) that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety,” establishing that use of the dietary ingredient “will reasonably be expected to be safe,” and must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredients.

In 2011 and 2016, the FDA issued draft guidance setting forth recommendations for complying with the new dietary ingredient notification requirement. In March 2024, the FDA issued final guidance regarding New Dietary Ingredient Notification (“NDIN”) procedures and timeframes, finalizing the corresponding portions of its 2016 revised draft guidance and certain related questions. Other portions of the 2016 revised draft guidance remain in draft form. Although FDA guidance is non-binding and does not establish legally enforceable responsibilities, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s view on the topic discussed in the guidance, including its position on enforcement. We do not currently anticipate that the final guidance or the remaining portions of the draft guidance will have a material effect on our operations. As a part of our product development process, ingredients in products are vetted for compliance with the FDA’s regulations for dietary supplements. Any ingredient suspected to fall under the NDIN classification is further vetted to determine whether an NDIN is required, whether an applicable exemption is available and, if an NDIN is required, whether an appropriate notification covering the proposed conditions of use has been submitted to the FDA. Ingredients are also separately evaluated for compliance with applicable food-additive requirements, including Generally Recognized as Safe (GRAS) requirements, where applicable.

The FDA or other agencies could take actions against products or product ingredients that, in their determination, present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that we sell. Such actions or warnings could be based on information received through the FD&C Act-mandated reporting of serious adverse events.

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”), enacted in 2002, is a U.S. federal law aimed at bolstering the nation’s ability to prevent, prepare for, and respond to bioterrorism and other public health emergencies. Key provisions include mandatory registration of food facilities with the FDA, prior notification of imported food shipments, recordkeeping requirements for food facilities, and the FDA’s authority to administratively detain food products posing serious health risks. This legislation enhanced food safety by facilitating better monitoring of food facilities and imports, improving traceability and recall efforts, and strengthening the FDA’s ability to respond swiftly to potential threats to public health.

In June 2007, pursuant to the authority granted by the FD&C Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice (“cGMP”) regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, imposed significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all dietary supplement manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, the Food Safety Modernization Act (“FSMA”), which was enacted in January 2011, aimed to modernize and strengthen the food safety system by shifting the focus from responding to foodborne illness outbreaks to preventing them. The act granted the FDA new regulatory authority over the way foods are grown, harvested, and processed. It also required food facilities to implement preventive controls to identify and address potential hazards in their operations. FSMA represents a fundamental shift in food safety regulation, emphasizing prevention, risk-based approaches, and enhanced collaboration throughout the food supply chain, which has increased the costs of dietary ingredients and has subjected the suppliers of such ingredients to more rigorous inspections and enforcement. FSMA also requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities under the Foreign Supplier Verification Program (“FSVP”) to ensure that the food or ingredients they import meet applicable domestic requirements. The FDA applies modified FSVP requirements to importers of dietary supplements and dietary supplement components: importers subject to dietary supplement cGMPs are generally excepted from the full FSVP requirements other than the obligations to use a qualified individual and to identify the importer at entry, while importers of dietary supplements not subject to those cGMPs must follow tailored FSVP requirements.

In addition, under FSMA the FDA has adopted a Food Traceability Rule, which requires persons who manufacture, process, pack, or hold foods on the FDA’s Food Traceability List to establish and maintain a traceability plan and to keep records of specified key data elements associated with defined critical tracking events (such as initial packing, shipping, receiving, and transformation). The rule became effective January 20, 2023. The original compliance date for all persons subject to the recordkeeping requirements of the Food Traceability Rule was Tuesday, January 20, 2026. The FDA proposed to extend the compliance date for the rule by 30 months to July 20, 2028.

We take several actions to ensure that manufacturers we engage comply with the Bioterrorism Act, have implemented FSMA procedures (as applicable), and are operating under cGMPs. As is common in our industry, we rely on our third-party suppliers and manufacturers to have policies and procedures that ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. Internally, we have a set of supplier onboarding procedures that ensure that the third-party facilities are registered with the FDA and are operating a quality system up to cGMP standards for the respective product category. We make an intentional effort to engage manufacturers that have additional quality certifications and third-party audits, such as food safety certifications under the Global Food Safety Initiative (GFSI) or dietary supplement cGMP certifications audited by the National Sanitation Foundation (NSF), whenever possible. During this onboarding process, the supplier’s history is also researched for any recent recalls, warning letters, or import alerts related to their facility or products manufactured by the supplier. Additionally, each third-party manufacturer is required to enter into a quality agreement with us. This document specifically outlines responsibilities and cGMP/documentation expectations for each party. In general, we also seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. A removal or recall could also result in negative publicity and damage to our reputation which could reduce future demand for our products. In such case, we may attempt to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.

The FD&C Act permits structure/function claims to be included in labels and labeling for dietary supplements without FDA pre-market approval. However, companies must have substantiation that the claims are “truthful and not misleading,” and must submit a notification with the text of the claims to the FDA no later than 30 days after marketing the dietary supplement with the claims. Permissible structure/function claims may describe how a particular nutrient or dietary ingredient affects the structure, function, or general well-being of the body, or characterize the documented mechanism of action by which a nutrient or dietary ingredient acts to maintain such structure or function. Dietary supplement labeling bearing a structure/function claim must also include the prescribed disclaimer stating that the FDA has not evaluated the claim and that the product is not intended to diagnose, treat, cure or prevent any disease. The label or labeling of a product marketed as a dietary supplement may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease (i.e., a disease claim). If the FDA determines that a particular structure/function claim is an unacceptable disease claim that causes the product to be regulated as a drug, a conventional food claim, or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading in any particular way, we would be prevented from using the claim and would have to update our product labels and labeling accordingly. We have an in-house regulatory team that reviews scientific literature and develops substantiation as part of the product development process to ensure the crafting of compliant structure/function claims and product positioning.

In addition, DSHEA provides that so-called “third-party literature,” e.g., “a publication, including an article, a chapter in a book, or an official abstract of a peer-reviewed scientific publication that appears in an article and was prepared by the author or the editors of the publication” supplements, when reprinted in its entirety, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view or is displayed or presented with other such items on the same subject matter so as to present a balanced view of the available scientific information; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any continued dissemination could subject our product to regulatory action as an illegal drug.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in United States courts.

Federal Trade Commission

The Federal Trade Commission (the “FTC”) exercises jurisdiction over the advertising of all products, including foods, dietary supplements and cosmetics, and requires that all advertising to consumers be truthful and not misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims or practices. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately and further require marketers to maintain adequate substantiation for their claims. More specifically, the FTC requires such substantiation to be based upon competent and reliable scientific evidence and requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

Foreign

Our products sold in foreign countries are also subject to regulation under various national, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, testing, advertising, and distribution of these products within their respective categories. Some foreign entities categorize these products/formulations as “Medicines” or subsets of a medicinal category instead of as “food supplements” or “dietary supplements”, based on the regionally-specific regulations and the nature of the product. Government regulations in foreign countries may prevent or delay the introduction or require the reformulation of certain of our products.

Human Capital Resources

We recognize that attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through continuously improving benefits and various health and wellness initiatives, and offer competitive compensation packages, working to continuously improve fairness in internal compensation practices.

As of the date of this Annual Report, we had a total of 7 full-time employees. We intend to grow our employee base in response to the demands and requirements of the business. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Insurance

As of the date of this Annual Report, we do not maintain product liability insurance, clinical trial insurance, key person insurance, business interruption insurance or other material commercial insurance coverage. We may seek to obtain one or more forms of insurance coverage in the future as our operations grow and financial resources permit; however, there can be no assurance that we will be able to obtain such coverage on commercially reasonable terms or at all.

Additional Information

We are a reporting issuer, subject to the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We rely extensively on information technology systems, cloud-based platforms, and third-party service providers to support our Direct-to-Consumer (“D2C”) sales model, including our e-commerce platform, order processing, online payment systems, marketing channels, and customer-relationship databases. These systems are vulnerable to cybersecurity threats such as malware, ransomware, phishing attacks, credential theft, denial-of-service attacks, and other forms of unauthorized access. As a smaller reporting company, we have limited financial and personnel resources dedicated to information security. We do not maintain an in-house cybersecurity team and instead rely on external vendors for many aspects of data protection and threat monitoring. A major cybersecurity incident could materially and adversely affect our business, results of operations, and financial condition.

Our board of directors (the “Board” or “Board of Directors”) oversees cybersecurity risks as part of its general risk-management framework; however, our governance, reporting, and oversight processes continue to develop. Because of our size and limited internal resources, the Board relies on management and external service providers for technical expertise.

As of the date of this Annual Report, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that a material cybersecurity incident will not occur in the future.

Item 2. Properties.

Our property is located at 31 Lakeland Ave, Babylon, New York 11702, where we lease about 700 square feet of storage space. The lease for this storage is on a month-to-month basis. We consider our storage space to be adequate for our current needs. We believe that other suitable storage space would be available if we move to a different location upon the expiration of our current lease.

Our principal executive offices are located at 39 E Broadway, Suite 603, New York, NY 10002. Our telephone number is +1 (516) 886-8888.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCID Basic Market maintained by the OTC Markets Group, Inc., under the symbol “VNOV.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

There were 61 record holders of the Company’s common stock as of July 28, 2026. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Recent Sales of Unregistered Equity Securities

There is no sale of unregistered securities during the fiscal year ended April 30, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our results of operations and cash flows for the years ended April 30, 2026 and 2025, and financial conditions as of April 30, 2026, and 2025 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate Overview

VitaNova Life Sciences Corporation (“the Company”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On October 7, 2025, the Company proposed to change the name of the Company to VitaNova Life Sciences Corporation (the “Name Change”), and the Name Change was effectuated on January 9, 2026. In connection with the Name Change, the ticker symbol of the Company’s common stock changed to “VNOV.” On January 27, 2026, the Company's 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held.

On November 9, 2023, the Company founded Nutripeak Trading Corporation (“NTC”), a wholly owned subsidiary incorporated in Nevada. NTC was established with the purpose of marketing and supplying dietary supplement products.

On March 6, 2026, the Company established VitaNova Global Foods Corporation (“VGFC”) as a wholly owned subsidiary incorporated in Nevada. VGFC was established with the purpose of marketing and supplying healthy food products.

The Company provides consulting advisory services in management, business, accounting and finance services; and provides dietary supplement and healthy food products to domestic and international customers.

Results of Operations

We currently provide supplying dietary supplement and food products to domestic and international customers.

The following table sets forth certain operational data for the years ended April 30, 2026 and 2025:

	For the Years ended April 30,
	2026	2025
Revenues	$3,025,538	$2,662,105
Cost of revenue	(2,114,949)	(1,086,395)
Gross profit	910,589	1,575,710
Total operating expenses	(906,988)	(367,396)
Income from operation	3,601	1,208,314
Total other income (expense)	2,980	(4,010)
Income before income tax	6,581	1,204,304
Income tax expenses	(43,885)	(353,558)
Net income (loss)	$(37,304)	$850,746

Revenue

We generated revenues of $3,025,538 and $2,662,105 for the years ended April 30, 2026 and 2025, respectively. Our major customers are located in Hong Kong and the United States of America. Our revenue significantly increased by $363,433, or 14% due to the fast growth of our new healthy food products line.

During the years ended April 30, 2026 and 2025, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments: sale and distribution of dietary supplement and wholesale and trading of food products segment.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Years ended April 30, 2026
	Food Products	Dietary Supplement	Other	Total
Revenue from external customers:
Consulting service income	$–	$–	$15,000	$15,000
Sale of dietary supplement products	–	1,947,620	–	1,947,620
Sale of healthy food products	1,062,918	–	–	1,062,918
Total revenue	1,062,918	1,947,620	15,000	3,025,538

Cost of revenue:
Consulting service income	–	–	–	–
Sale of dietary supplement products	–	(1,147,934)	–	(1,147,934)
Sale of healthy food products	(967,015)	–	–	(967,015)
Total cost of revenue	(967,015)	(1,147,934)	–	(2,114,949)

Gross profit	95,903	799,686	15,000	910,589

Operating Expenses:
Sales and distribution expenses	–	(2,900)	–	(2,900)
Personal and benefit costs	(43,591)	(126,702)	–	(170,293)
General and administrative	(231,778)	(502,017)	–	(733,795)
Total operating expenses	(275,369)	(631,619)	–	(906,988)

Segment income (loss)	$(179,466)	$168,067	$15,000	$3,601

	For the Year ended April 30, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of dietary supplement products	2,651,267	–	2,651,267
Total revenue	2,651,267	10,838	2,662,105

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(1,086,395)	–	(1,086,395)
Total cost of revenue	(1,086,395)	–	(1,086,395)

Gross profit	1,564,872	10,838	1,575,710

Operating expenses:
Selling and distribution	(7,666)	–	(7,666)
Personal and benefit costs	(57,065)	(144,543)	(201,608)
General and administrative	(21,111)	(137,011)	(158,122)
Total operating expenses	(85,842)	(281,554)	(367,396)

Segment income (loss)	$1,479,030	$(270,716)	$1,208,314

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Years ended April 30,
	2026	2025

China	$–	$385,718
Hong Kong	345,578	1,072,230
United States of America	2,679,960	1,204,157

	$3,025,538	$2,662,105

During the years ended April 30, 2026 and 2025, the following customers accounted for 10% or more of our total net revenues:

	For the Year ended April 30, 2026			As of April 30, 2026
	Revenues	Percentage of revenues		Accounts receivable
Customer D	$724,484	24%		$85,875
Customer A	345,578	11%		188,801
Customer E	587,101	19%		146,960
TOTAL	$1,657,072	54%	Total	$421,636

	For the Year ended April 30, 2025			As of April 30, 2025
	Revenues	Percentage of revenues		Accounts receivable
Customer B	$972,168	37%		$494,500
Customer A	1,072,230	40%		501,512
Customer C	374,880	14%		238,208
TOTAL	$2,419,278	91%	Total	$1,234,220

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 70% and 41% for the years ended April 30, 2026 and 2025, respectively. Cost of revenue increased by $1,028,554, or 95% is attributable to the business growth of healthy food product line.

During the years ended April 30, 2026 and 2025, the following vendor accounted for 10% or more of our purchases:

	For the Year ended April 30, 2026			As of April 30, 2026
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$891,350	41%		$72,828
Vendor B	736,000	34%		–
Vendor C	317,800	15%		110,060
Vendor D	231,014	11%		–
TOTAL	$2,176,164	100%	Total:	$182,888

	For the Year ended April 30, 2025			As of April 30, 2025
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$966,422	86%	Total:	$–

Gross profit

For the years ended April 30, 2026 and 2025, gross profit was $910,589 and $1,575,710, respectively, and the gross profit margin was 30% and 59%, respectively. Gross profit decreased by $665,121, or 42% is primarily attributable to the decrease in sales of dietary supplement products which normally have higher profit margin. During the year ended April 30, 2026, we started new product line of sale of food products like olive juice, white sesame oil, aloe vera drink, etc., however, the profit margin for food products was lower, approximately at 10% due to our effort of marketing and promoting our new products by providing lower selling price to attract customers.

Sales and distribution expenses

We incurred sales and distribution expenses of $2,900 and $7,666 for the fiscal years ended April 30, 2026 and 2025, respectively. Sales and distribution expenses decreased by $4,766, or 62% is primarily attributable to the decrease in advertising expenses for dietary supplement products.

Personnel and benefit costs

We incurred personnel and benefit costs of $170,293 and $201,608 for the years ended April 30, 2026 and 2025, respectively. Personnel and benefit costs decreased by $31,315, or 16%, is primarily attributable to decreased salaries of our key management personnel.

General and administrative expenses

We incurred general and administrative expenses of $733,795 and $158,122 for the years ended April 30, 2026 and 2025, respectively. General and administrative expenses increased by $575,673, or 364% is primarily attributable to the increase in the legal and professional fees, as well as increased stock compensation expense during the fiscal year ending April 30, 2026.

Other income (expense)

We reported other income (expense) of $2,980 and $(4,010) for the fiscal years ended April 30, 2026 and 2025, respectively, the decrease in other expense during the fiscal year ending April 30, 2026 was primarily attributable to decreased interest expenses.

Net income

As a result of the factors described above, we reported a net loss of $37,304 and a net income of $850,746 for the years ended April 30, 2026 and 2025, respectively.

Liquidity and capital resources

On April 30, 2026, we had total current assets of $2,430,523, which consisted primarily of $1,597,217 in cash, $726,743 in accounts receivable, $105,613 in inventories and $950 in other current assets. We had total current liabilities of $395,781, which consisted of $208,813 in accounts payable, $78,959 in accrued expenses and other current liabilities and $108,009 in income tax payable.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended:

	For the Years ended April 30,
	2026	2025
Net cash provided by operating activities	$814,407	$192,774
Net cash used in financing activities	$–	$(3,000)

Operating Activities

For the year ended April 30, 2026, net cash provided by operating activities was $814,407 which consisted primarily of a net loss of $37,304, adjusted for non-cash charges, including a deferred tax asset of $16,038, share-based compensation of $179,400 and bad debt expense of $61,366, decrease in accounts receivable of $478,842, decrease in advances to vendor of $158,802, increase in other current liabilities of $2,491, increase in accounts payable of $208,813 and increase in accrued expenses of $18,074. The amounts were partially offset by increase in inventories of $61,366 and decrease in income tax payable of $178,673.

For the year ended April 30, 2025, net cash provided by operating activities was $192,774 which consisted primarily of a net income of $850,746, a decrease in inventory of $88,626, a decrease in other current assets of $2,638, a decrease in advances to vendor of $302,068, an increase in income tax payable of $221,813. The amounts were partially offset by adjusted non-cash item consisted of interest expense of $4,506, share-based compensation of $2,000, increase in accounts receivables of $1,266,951, decrease in other current liabilities of $7,482 and decrease in accounts payable and accrued expenses of $684.

Financing Activities

For the year ended April 30, 2026, net cash provided by financing activities was $0.

For the year ended April 30, 2025, net cash used in financing activities was $3,000, which consisted of repayment to related parties of $3,000.

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

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of April 30, 2026.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. These estimates and judgments include, but are not limited to, revenue recognition, allowance for credit losses, inventory impairment allowance, and deferred taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

We have also identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe the following accounting policies are critical in the preparation of our financial statements.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606 when control of goods transfers to customers in an amount that reflects the consideration expected to be received. The Company applies the five-step model prescribed by ASC 606, which requires the Company to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the performance obligations are satisfied.

Currently, the Company operates in two business segments - sale and distribution of dietary supplement and wholesale and trading of food products segment.

Each of the sale and distribution of dietary supplement and food products segment has only one performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of the Company’s dietary supplement and food products when control of the products is transferred to the customer, which is at a point in time. The Company fulfills its obligation to deliver when the products are available to the customer at the Company’s premises or at the designated place, i.e. the warehouse, at which point title and risk of loss pass to the customer. Customers are responsible for all transportation costs, risk of loss, and any other costs from that point onward.

Credit Losses

On May 1, 2024, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments(ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, creditworthiness of customers and debtors, current economic conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. There was no material transition adjustment upon adoption of CECL. The Company’s accounts receivables, advance to venders and other current assets in the balance sheet are within the scope of Accounting Standards Codification (“ASC”) Topic 326.

Accounts Receivable, Net

Accounts receivable arises from the sale of products on trade credit terms and are presented net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of outstanding accounts receivable, including consideration of historical collection experience, current economic conditions, and specific customer circumstances. The Company periodically evaluates the collectability of its accounts receivable and records an allowance when credit losses are expected. All provisions for the allowance for credit losses are included as a component of general and administrative expenses in the accompanying consolidated statements of income. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. Additionally, the Company ships products only when collection of payment is considered probable. At April 30, 2026 and 2025, the allowance for credit losses was $61,366 and $0, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

VITANOVA LIFE SCIENCES CORPORATION

17506 Colima Road, Ste 101,
City of Industry, CA 91748
Tel: +1 (626) 581-0818
Fax: +1 (626) 581-0809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

VitaNova Life Sciences Corporation

New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VitaNova Life Sciences Corporation and subsidiary (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operation, stockholders’ equity, and cash flows for the year in the period ended April 30, 2026 and 2025, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2026 and 2025, and the results of its operations and its cash flows the year in the period ended April 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 2485

Los Angeles County, California

July 29, 2026

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

CONSOLIDATED BALANCE SHEETS

	April 30, 2026	April 30, 2025

ASSETS
Current assets:
Cash	$1,597,217	$782,810
Accounts receivable, net	726,743	1,266,951
Advance to vendors	–	158,802
Inventories	105,613	44,247
Other current assets	950	3,441
Total current assets	2,430,523	2,256,251

Noncurrent assets:
Deferred tax assets	16,038	–
Total noncurrent assets	16,038	–

TOTAL ASSETS	$2,446,561	$2,256,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,813	$–
Accrued expenses and other current liabilities	78,959	60,885
Income tax payable	108,009	286,682
Total current liabilities	395,781	347,567

TOTAL LIABILITIES	395,781	347,567

Commitments and Contingencies	–	–

Shareholders' equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized including 3,000,000 shares Series A Preferred Stock designated; nil shares issued and outstanding	–	–
Common Stock, $0.001 par value; 200,000,000 shares authorized; 8,337,454 shares issued and outstanding	8,337	8,337
Additional paid-in capital	1,029,646	1,029,646
Shares to be issued	182,400	3,000
Retained earnings	830,397	867,701

Total Shareholders' Equity	2,050,780	1,908,684

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,446,561	$2,256,251

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	For the Years ended April 30,
	2026	2025

Revenue, net	$3,025,538	$2,662,105

Cost of revenue	(2,114,949)	(1,086,395)

Gross profit	910,589	1,575,710

Operating expenses
Sales and distribution expenses	(2,900)	(7,666)
Personnel and benefit costs	(170,293)	(201,608)
General and administrative expenses	(733,795)	(158,122)
Total operating expenses	(906,988)	(367,396)

Income from operations	3,601	1,208,314

Other income (expenses)
Interest expense	–	(4,506)
Sundry income	2,980	496
Total other income (expenses), net	2,980	(4,010)

Income before income tax	6,581	1,204,304

Income tax expense	(43,885)	(353,558)

Net income (loss)	$(37,304)	$850,746

Net income (loss) per share, basic	$(0.004)	$0.10
Weighted average number of shares outstanding - basic	8,337,454	8,337,454

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES.

(Formerly Yijia Group Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	Preferred Stock		Common Stock		Additional			Total
	Shares	Amount	Shares	Amount	paid in capital	Shares to be issued	Retained earnings	shareholders' equity
Balance as of April 30, 2024	–	$–	8,337,454	$8,337	$1,029,646	$1,000	$16,955	$1,055,938

Share-based compensation	–	–	–	–	–	2,000	–	2,000
Net income for the year	–	–	–	–	–	–	850,746	850,746

Balance as of April 30, 2025	–	–	8,337,454	8,337	1,029,646	3,000	867,701	1,908,684

Share-based compensation	–	–	–	–	–	179,400	–	179,400
Net loss for the year	–	–	–	–	–	–	(37,304)	(37,304)

Balance as of April 30, 2026	–	$–	8,337,454	$8,337	$1,029,646	$182,400	$830,397	$2,050,780

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	For the Years ended April 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(37,304)	$850,746
Adjustment to reconcile net income provided by operating activities:
Interest expenses	–	4,506
Share-based compensation	179,400	2,000
Deferred tax assets	(16,038)	–
Bad debt expense	61,366	–
Changes in operating assets and liabilities:
Inventories	(61,366)	88,626
Accounts receivable	478,842	(1,266,951)
Advance to vendor	158,802	302,068
Other current assets	2,491	2,638
Accounts payable	208,813	(5,190)
Accrued expenses and other current liabilities	18,074	(7,482)
Income tax payable	(178,673)	221,813
Net cash provided by operating activities	814,407	192,774

Cash flows from financing activities:
Repayment to related parties	–	(3,000)
Net cash used in financing activities	–	(3,000)

Net change in cash	814,407	189,774

Cash, beginning of year	782,810	593,036

Cash, end of year	$1,597,217	$782,810
	–
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$238,596	$–

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

VitaNova Life Sciences Corporation (“the Company”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On October 7, 2025, the Company changed the name of the Company to VitaNova Life Sciences Corporation (the “Name Change”) effective on January 9, 2026. In connection with the Name Change, the ticker symbol of the Company’s common stock changed to “VNOV” (the “VNOV”).

The Company provides dietary supplement and food products to domestic and international customers, and occasionally provides consulting advisory services in management, business, accounting and finance services.

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

On September 12, 2023, Ms. Caihong Qu, Mr. Xianchang Ma’s sole heir, was inherited and allocated 5,066,250 shares of the Company’s common stock at a consideration of nil through operation of law. Upon completion of this transfer, Ms. Qu possessed 5,066,250 shares of common stock of the Company constituting approximately 86.3% of the issued and outstanding shares of the Company as of September 12, 2023, which constituted another change of control of the Company at that time.

On November 9, 2023, the Company founded Nutripeak Trading Corporation (“NTC”), a wholly owned subsidiary incorporated in Nevada. NTC was established with the purpose of marketing and supplying dietary supplement products.

On March 6, 2026, the Company established VitaNova Global Foods Corporation (“VGFC”) as a wholly owned subsidiary incorporated in Nevada. VGFC was established with the purpose of marketing and supplying healthy food products.

The details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest Held

NutriPeak Trading Corporation (“NTC”)	State of Nevada, United States of America, Corporation	Marketing and supplying dietary supplement products	100%
VitaNova Global Foods Corporation (“VGFC”)	State of Nevada, United States of America, Corporation	Marketing and supplying healthy food products	100%

VNOV and its subsidiaries are hereinafter referred to as the “Company”.

On January 27, 2026, the Company's 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held. The accompanying consolidated financial statements were retroactively reflected this reverse stock split for the periods presented.

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

Use of Estimates and Assumptions

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates and judgments include, but are not limited to, revenue recognition, allowance for credit losses, inventory impairment allowance, and deferred taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash

Cash is carried at cost and represents cash on hand and demand deposits placed with banks or other financial institutions.

Credit Losses

On May 1, 2024, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments(ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, creditworthiness of customers and debtors, current economic conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. There was no material transition adjustment upon adoption of CECL. The Company’s accounts receivables, advance to venders and other current assets in the balance sheet are within the scope of Accounting Standards Codification (“ASC”) Topic 326.

Accounts Receivable, Net

Accounts receivable arises from the sale of products on trade credit terms and are presented net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of outstanding accounts receivable, including consideration of historical collection experience, current economic conditions, and specific customer circumstances. The Company periodically evaluates the collectability of its accounts receivable and records an allowance when credit losses are expected. All provisions for the allowance for credit losses are included as a component of general and administrative expenses in the accompanying consolidated statements of income. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. Additionally, the Company ships products only when collection of payment is considered probable. At April 30, 2026 and 2025, the allowance for credit losses was $61,366 and $0, respectively.

Inventories

Inventories primarily consist of finished dietary supplement products which are stated at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out method and includes all costs to acquire and other costs to bring the inventories to their present location and condition. The Company takes ownership, risks, and rewards of the products purchased.

Inventories are written down to estimated net realizable value, which could be impacted by certain factors including historical usage, expected demand, anticipated sales price, new product development schedules, product obsolescence, and other factors. The Company continuously evaluates the recoverability of the Company’s inventories, and inventory provisions are recorded in the consolidated statements of operations and comprehensive income. The Company did not record write-down of potentially obsolete or slow-moving inventories or lower of cost or market adjustment for the years ended April 30, 2026 and 2025.

Segment Reporting

Financial Accounting Standards Board (“FASB”) ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. The Company’s management has determined that the Company’s current operations constitute two reportable segments in accordance with ASC 280: 1) sale and distribution of dietary supplement segment, and 2) wholesale and trading of food products segment. All of the Company’s operations and assets are located in the United States.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 when control of goods transfers to customers in an amount that reflects the consideration expected to be received. The Company applies the five-step model prescribed by ASC 606, which requires the Company to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the performance obligations are satisfied.

Currently, the Company operates in two business segments sale and distribution of dietary supplement and wholesale and trading of food products segment.

Each segment has only one performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of the Company’s dietary supplement and food products when control of the products is transferred to the customer, which is at a point in time. The Company fulfills its obligation to deliver when the products are available to the customer at the Company’s premises or at the designated place, i.e. the warehouse, at which point title and risk of loss pass to the customer. Customers are responsible for all transportation costs, risk of loss, and any other costs from that point onward.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the Years ended April 30,
Type of products or services	Timing of revenue recognition	2026	2025

Other	Services transferred over time	$15,000	$10,838
Sales of dietary supplement	Goods transferred at a point in time	1,947,620	2,651,267
Sales of food products	Goods transferred at a point in time	1,062,918	–
TOTAL		$3,025,538	$2,662,105

Cost of Revenues

Cost of revenues, which are directly attributable to the sale of dietary supplement products and healthy food products, primarily consists of purchase costs of merchandizes and food.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended April 30, 2026 and 2025. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Earnings per Share (EPS)

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the years ended April 30, 2026 and 2025, the Company had no dilutive shares.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 — SEGMENT REPORTING

Currently, the Company has two reportable business segments: sale and distribution of dietary supplement and wholesale and trading of food products segment.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Years ended April 30, 2026
	Healthy Food Products	Dietary Supplement	Other	Total
Revenue from external customers:
Consulting service income	$–	$–	$15,000	$15,000
Sale of dietary supplement products	–	1,947,620	–	1,947,620
Sale of healthy food products	1,062,918	–	–	1,062,918
Total revenue	1,062,918	1,947,620	15,000	3,025,538

Cost of revenue:
Consulting service income	–	–	–	–
Sale of dietary supplement products		(1,147,934)	–	(1,147,934)
Sale of healthy food products	(967,015)	–	–	(967,015)
Total cost of revenue	(967,015)	(1,147,934)	–	(2,114,949)

Gross profit	95,903	799,686	15,000	910,589

Operating Expenses:
Sales and distribution expenses	–	(2,900)	–	(2,900)
Personal and benefit costs	(43,591)	(126,702)	–	(170,293)
General and administrative	(231,778)	(502,017)	–	(733,795)
Total operating expenses	(275,369)	(631,619)	–	(906,988)

Segment income (loss)	$(179,466)	$168,067	$15,000	$3,601

	For the Year ended April 30, 2025
	Dietary Supplement Segment	Consulting Service Segment	Total
Revenue from external customers:
Consulting service income	$–	$10,838	$10,838
Sale of dietary supplement products	2,651,267	–	2,651,267
Total revenue	2,651,267	10,838	2,662,105

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(1,086,395)	–	(1,086,395)
Total cost of revenue	(1,086,395)	–	(1,086,395)

Gross profit	1,564,872	10,838	1,575,710

Operating expenses:
Selling and distribution	(7,666)	–	(7,666)
Personal and benefit costs	(57,065)	(144,543)	(201,608)
General and administrative	(21,111)	(137,011)	(158,122)
Total operating expenses	(85,842)	(281,554)	(367,396)

Segment income (loss)	$1,479,030	$(270,716)	$1,208,314

The revenues below are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Years ended April 30,
	2026	2025

China	$–	$385,718
Hong Kong	345,578	1,072,230
Unites States of America	2,679,960	1,204,157

	$3,025,538	$2,662,105

NOTE 4 — ACCOUNTS RECEIVABLE NET

	April 30, 2026	April 30, 2025

Accounts receivable	$788,109	$1,266,951
Less: allowance for expected credit losses	(61,366)	–
	$726,743	$1,266,951

For the years ended April 30, 2026 and 2025, there were $61,366 and $0 allowance of expected credit losses was recorded by the Company.

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

NOTE 5 — INVENTORIES

Inventories comprised of the following:

	April 30, 2026	April 30, 2025

Finished goods	$105,613	$44,247

For the years ended April 30, 2026 and 2025, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 － ADVANCES TO VENDOR

Advances to vendor consisted of the following:

	For the Years ended April 30,
	2026	2025

Purchase deposit	$–	$158,802

NOTE 7－ INCOME TAX EXPENSE

The Company and its subsidiaries are subject to 21% federal corporate income tax rate in US and 6.5% New York state corporate income tax rate.

The income tax provision for the years ended April 30, 2026 and 2025, consists of the following:

	Years ended April 30,
	2026	2025

Federal
Current	$5,382	$310,699
Deferred	(12,887)	–

State
Current	54,091	42,859
Deferred	(3,151)	–

Income tax provision	$43,885	$353,558

As of April 30, 2026 and 2025, the Company’s net deferred tax assets are as follows:

	As of April 30,
	2026	2025

Deferred tax assets:
Net operating loss	$–	$102,611
Bad debt expense	16,038	–
Total deferred tax assets	16,038	102,611

Less: valuation allowance	–	(102,611)
Deferred tax assets, net	$16,038	$–

The valuation allowance for deferred tax assets as of April 30, 2026 and 2025 was $0 and $102,611, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2025.

The valuation allowance as of April 30, 2025 was attributed to VitaNova Life Sciences Corporation which incurred a loss position.

A reconciliation of the consolidated federal and state statutory income tax rate to the Company’s effective tax rate as a percentage of income before income taxes for the years ended April 30, 2026 and 2025, consists of the following:

	Years ended April 30,
	2026		2025
Statutory federal income tax rate	$1,382	21.0%	$252,904	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	38,866	590.6%	–	–
Deferred tax asset	–	–	(112,611)	(9.3%	)
Change in valuation allowance	–	–	112,611	9.3%
Permanent difference	3,637	55.3%	–	–
Adjustment to current year taxes	–	–	100,654	8.3%
Effective income tax rate	$43,885	666.9%	$353,558	29.3%

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which 3,000,000 shares of preferred stock have been designated as “Series A Preferred Stock.” Each share of Series A Preferred Stock shall entitle the holder to cast 20 votes, which votes shall be identical in all respects to, and counted on the same bases as, votes of shares of common stock and included in the totals for the common stock. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into one share of common stock. The holders of Series A Preferred Stock shall not be entitled to receive dividends of any kind or be entitled to any liquidation preference. As of April 30, 2026 and 2025, no preferred stock has been issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share, As of April 30, 2026 and 2025, 8,337,454 common stocks are issued and outstanding.

On January 27, 2026, the Company's 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held. The accompanying consolidated financial statements were retroactively reflected the reverse stock split for the periods presented.

On January 8, 2024, the Company granted 1,667 common stocks issuable per month in total of 20,000 common stocks to the Chief Financial Officer (“CFO”) at fair value of $0.15 per share, subject to vesting condition in completion of one year of service. For the years ended April 30, 2026 and 2025, the Company recognized share-based compensation in the amount of $0 and $2,000, respectively. The shares have not been issued yet as of this reporting date.

On April 30, 2026, the Company’s Board of Directors granted 130,000 common stocks to the Company’s Chief Executive Officer (“CEO”) for her outstanding services rendered during the fiscal year ended April 30, 2026 at fair value of $1.38 per share. The Company recorded $179,400 stock compensation accordingly. The shares have not been issued yet as of this reporting date.

As of April 30, 2026, the Company had 20,000 shares to be issued to its CFO and 130,000 shares to be issued to its CEO.

NOTE 9 — RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Rose Kelly (“Ms. Kelly”)	Chief Executive Officer and Director of the Company
Robert M. Kelly (Mr. Robert”)	Family member of Ms. Kelly
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company

On January 8, 2024, the Company granted 1,667 common stocks issuable per month in total of 20,000 common stocks to the Chief Financial Officer - Steve Niu, at fair value of $0.15 per share, subject to vesting conditions in completion of one year of service. For the years ended April 30, 2026 and 2025, the Company recognized share-based compensation in the amount of $0 and $2,000, respectively. As of April 30, 2026 and 2025, the Company’s common stock issuable under share-based compensation totaling $3,000 for 20,000 shares.

During the year ended April 30, 2026 and 2025, Mr. Robert received compensation of $12,000 and $0 for his service.

During the year ended April 30, 2026 and 2025, Ms. Kelly received compensation of $59,733 and $134,283 for her service.

During the year ended April 30, 2026 and 2025, Mr. Niu received compensation of $24,000 and $8,000 for his service.

NOTE 10 — CONCENTRATIONS OF RISK

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of April 30, 2026 and 2025, $627,192 and $301,267 of the Company’s cash held by financial institutions were uninsured, respectively.

(a)	Major customers

For the years ended April 30, 2026 and 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding accounts receivable balance at period-end date:

	For the Year ended April 30, 2026			As of April 30, 2026
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$345,578	11%		$188,801
Customer D	724,484	24%		85,875
Customer E	587,010	19%		146,960
TOTAL	$1,657,072	54%	Total	$421,636

	For the Year ended April 30, 2025			As of April 30, 2025
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$1,072,230	40%		$501,512
Customer B	972,168	37%		494,500
Customer C	374,880	14%		238,208
TOTAL	$2,419,278	91%	Total	$1,234,220

(b)	Major vendors

For the years ended April 30, 2026 and 2025, the following vendor accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balance at period-end date:

	For the Year ended April 30, 2026		As of April 30, 2026
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$891,350	41%	$72,828
Vendor B	736,000	34%	–
Vendor C	317,800	15%	110,060
Vendor D	231,014	11%	–
TOTAL	$2,176,164	100%	$182,888

	For the Year ended April 30, 2025		As of April 30, 2025
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$966,422	86%	$–

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of April 30, 2026 and 2025, the Company has no commitments or contingencies.

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2026, up to the date that the consolidated financial statements were available to be issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of April 30, 2026, due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	Insufficient qualified accounting personnel and resources possessing the requisite knowledge of U.S. GAAP for daily accounting operations, payroll administration, and financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting for the quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation efforts to address material weaknesses in internal controls over financial reporting

Management intends to remediate these material weaknesses by evaluating the appointment of additional directors with appropriate financial expertise, and engaging or hiring additional qualified accounting personnel. The material weaknesses will not be considered remediated until the applicable controls have been implemented, have operated for a sufficient period of time and have been tested and determined to operate effectively. There can be no assurance that these remediation efforts will be completed within a specific period or will be sufficient to remediate the material weaknesses.

Item 9B. Other Information.

During the fiscal quarter ended April 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of filing of this Form on 10-K:

Name	Age	Position
Rose Kelly (formerly known as Qiuping Lu)	54	Chief Executive Officer, President and Director
Steve Niu	63	Chief Financial Officer and Director

Executive Officers and Directors

Rose Kelly has served as our President, Chief Executive Officer, and a member of our Board of Directors since September 2023. Prior to joining the Company, Ms. Kelly served as Chief Executive Officer and Chief Financial Officer of China Herb Group Holdings from 2014 to 2019.

Steve Niu has served as our Chief Financial Officer since January 2024 and as a member of our Board of Directors since February 2026. Dr. Niu has served as President of Triangle Accounting, Inc. since 2001, where he specializes in U.S. federal and state taxation, international taxation, and foreign income tax consulting. He has also served as a professor at Shaw University since 2001. Dr. Niu received a Ph.D. in Computer Information Systems in 2001 and a Master's degree in Computer Information Systems in 1998 from Carleton University in Canada. He received a Bachelor's degree in Mining Engineering from Xi'an University of Science and Technology in 1984.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our management team currently consists of two individuals, who also serve as our only directors, and our operations remain limited in scope. In light of the small size of our management and our limited resources, our Board has determined that a formal written code of ethics is not necessary at this time and that the cost and administrative burden of adopting and maintaining one are not currently justified. Our directors and officers are nonetheless committed to conducting our business honestly, ethically, and in compliance with applicable laws. We intend to adopt a written code of business conduct and ethics as our management team and operations grow, and to make it available as required by applicable rules at that time.

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

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

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management and limited resources. We intend to adopt an insider trading policy in the near future.

Item 11. Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our current and former executive officers as of April 30, 2026 and 2025:

Summary Compensation Table

Name and principal position	Year ended April 30th	Salary ($)	Stock Awards ($)		Total ($)
Rose Kelly, President, Chief Executive Officer and Director (1)	2025	$134,283	$–		$134,283
	2026	$59,733	$179,400	(3)	$239,133
Steve Niu, Chief Financial Officer and Director (2)	2025	$8,000	$2,000		$10,000
	2026	$24,000	$–		$24,000

(1)	Ms. Kelly was appointed as Chief Executive Officer, President, Chief Financial Officer and Director in September 2023. She resigned as Chief Financial Officer in January 2024.
(2)	Mr. Niu was appointed as Chief Financial Officer in January 2024.
(3)	On July 11, 2025, the Board approved an award of 200,000 shares of common stock to Ms. Lu, subject to execution of an award agreement and satisfaction of the applicable condition. Before the award became effective and before the applicable condition was satisfied, the Board rescinded its approval of the award. No award agreement was executed, no shares were issued, and Ms. Kelly acquired no rights under the proposed award. Accordingly, no amount relating to the proposed award is included in the “Stock Awards” column, and no such award remained outstanding as of April 30, 2026.

Outstanding Equity Awards at Fiscal Year-End table

On January 8, 2024, the Company granted 1,667 common stocks issuable per month in total of 20,000 common stocks to the Chief Financial Officer (“CFO”) at fair value of $0.15 per share, subject to vesting condition in completion of one year of service. For the years ended April 30, 2026 and 2025, the Company recognized share-based compensation in the amount of $0 and $2,000, respectively. As of April 30, 2026, no shares of common stock have been issued.

On April 30, 2026, the Company’s Board of Directors granted 130,000 common stocks to the Company’s Chief Executive Officer (“CEO”) for her outstanding services rendered during the fiscal year ended April 30, 2026 at fair value of $1.38 per share. The Company recorded $179,400 stock compensation accordingly. As of April 30, 2026, no shares of common stock have been issued.

Except as disclosed above, during fiscal year 2026, we did not grant equity awards to any of our named executive officers.

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

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the fiscal year ended April 30, 2026. Ms. Rose Kelly and Mr. Steve Niu are not included in the table below as their compensation information is provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ruiming Zhou (1)	–	–	–	–	–	–	–

(1)	Mr. Zhou became a director of the Company in September 2023 and resigned from the Board, effective March 12, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

The following table sets forth information as of July 28, 2026 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise indicated, the principal address of the named officers, directors and 5% stockholders of the Company is c/o 39 E Broadway, Suite 603, New York, NY 10002.

Name of Beneficial Owner	Position	Number of Shares Beneficial Owned	Percent of class (1)
Rose Kelly(2)	President, Chief Executive Officer and Director	546,250	6.4512%
Steve Niu(3)	Chief Financial Officer and Director	20,000	*
Officers and Directors as a Group (total of 2 persons)		566,250	6.6905%

5%+ Stockholders
Ruiming Zhou	Former Director	733,740	8.8005%
Huanai Gao		707,074	8.4807%
Shuxin Zhang		667,914	8.0110%
Huaping Lu		666,667	7.9961%
Lingtao Zeng		533,334	6.3968%
Na Wang		533,334	6.3968%
Fenfen Li		1,238,280	14.8520%
Caihong Qu		1,688,750	20.2550%
Meilin Chu		666,667	7.9961%

*	Less than 1%
(1)	Percentages are based on 8,337,454 shares of common stock outstanding as of July 28, 2026. Shares that a person has the right to acquire within 60 days after July 28, 2026 are deemed outstanding for purposes of calculating that person’s percentage ownership, but not for purposes of calculating any other person’s percentage ownership.
(2)	Includes 130,000 shares of common stock that Ms. Kelly has the right to acquire within 60 days after July 28, 2026 pursuant to an award under the 2025 Equity Incentive Plan.
(3)	Includes 20,000 shares of common stock that Mr. Niu has the right to acquire within 60 days after July 28, 2026 pursuant to an award under the 2025 Equity Incentive Plan.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

On November 5, 2025, our board of directors and stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the grant of incentive stock options, non-qualified stock options, and restricted stock to our directors, officers, employees, and consultants and advisors; incentive stock options may be granted only to employees. A maximum of 5,000,000 shares of our capital stock, consisting of up to 4,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock, is reserved for issuance under the 2025 Plan, subject to adjustment for stock splits, recapitalizations, and similar events. Shares underlying awards that expire, are forfeited, or are cancelled become available again for issuance. To reflect the Company’s 1-for-3 reverse stock split effected in January 2026, the number of shares of common stock reserved for issuance under the 2025 Plan was proportionately adjusted from 4,000,000 shares to 1,333,334 shares, and the number of shares of Series A Preferred Stock reserved for issuance under the 2025 Plan was proportionately adjusted from 1,000,000 shares to 333,334 shares, in each case with the resulting fractional share rounded up to the nearest whole share pursuant to the adjustment provisions of the 2025 Plan.

The 2025 Plan is administered by our Board of Directors or a Compensation Committee to which the Board delegates authority. The exercise price of any option may not be less than 100% of the fair market value of the underlying share on the grant date (110% for an incentive stock option granted to a holder of more than 10% of our voting power). No option is exercisable more than ten years after grant (five years for such a greater-than-10% holder). Unless the administrator provides otherwise, options vest in three equal annual installments on the first three anniversaries of the grant date. The administrator may accelerate vesting of outstanding options and restricted stock upon a change in control. No awards may be granted on or after the tenth anniversary of the effective date. The Board may amend, suspend, or terminate the 2025 Plan, subject to stockholder approval for specified changes and to preservation of outstanding award holders’ rights.

The following table provides certain information with respect to our 2025 equity incentive plan as of April 30, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	(1)	$–	(1)	1,516,668	(2)
Equity compensation plans not approved by security holders	–		–		–
Total	150,000		$–		1,516,668

(1)Column (a) includes 130,000 shares underlying stock awards granted to the Company’s Chief Executive Officer and 20,000 shares underlying stock awards granted to the Company’s Chief Financial Officer that had vested but had not been issued as of April 30, 2026. These awards have no exercise price and therefore are not reflected in column (b).

(2) Includes 1,183,334 shares of common stock and 333,334 shares of Series A Preferred Stock reserved for future issuance under our 2025 Plan.

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

Except for the compensation arrangements with our directors and executive officers described under “Executive Compensation,” and the transactions disclosed above since May 1, 2024, there have been no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and any related person had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Although our common stock is quoted on the OTCID Basic Market and we are not subject to the Nasdaq Stock Market’s listing standards, our Board has elected to evaluate director independence using the independence standards set forth in Nasdaq Listing Rule 5605(a)(2). Under those standards, an “independent director” is a person who is not an executive officer or employee of the Company and who, in the opinion of the Board, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In evaluating the independence of each director, the Board considered all relevant relationships, transactions and arrangements between each director, or any member of the director’s family, and the Company and its subsidiaries. Based on this review, the Board determined that none of its current directors qualifies as independent under the Nasdaq independence standards. The Board also determined that Ruiming Zhou, who served as a director during the fiscal year, did not qualify as independent under those standards.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended April 30, 2026 and 2025, we engaged Simon & Edward, LLP (“S&E”) as the Company’s independent registered public accounting firm.

For the years ended April 30, 2026 and 2025, we incurred fees, as discussed below:

	Fiscal Years ended April 30,
	2026	2025
Audit Fees(1)	$43,500	$43,500

Audit-Related Fees(2)	$–	$–

Tax Fees	$–	$–

All Other Fees	$–	$–

(1)	Audit fees consist of fees relating to the audit of the Company’s annual consolidated financial statements and reviews of interim condensed consolidated financial statements.

(2)	Audit-related fees consisted of reviews of the Company’s registration statements, consents, and the completion of comfort letter procedures associated with the Company’s securities offerings.

Our Board of Directors has not yet adopted pre-approval policies and procedures but considers all matters brought before it. We expect to adopt such policies and procedures after the formation of our Audit Committee.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of VitaNova Life Sciences Corporation and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at April 30, 2026 and 2025;

•	Consolidated Statements of Operations and Other Comprehensive Income for the years ended April 30, 2026 and 2025;

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 30, 2026 and 2025;

•	Consolidated Statements of Cash Flows for the years ended April 30, 2026 and 2025; and

•	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Form S-1 filed on June 14, 2017)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed on November 26, 2018)
3.3	Certificate of Amendment, dated January 9, 2026 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.4	Certificate of Amendment, dated November 12, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.5	Certificate of Correction, dated November 21, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.6	Certificate of Designation, dated November 21, 2025 (incorporated by reference to Form 8-K filed on January 13, 2026)
3.7	Bylaws (incorporated by reference to Form S-1 filed on June 14, 2017)
10.1*	2025 Equity Incentive Plan

21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of VitaNova Life Sciences Corporation under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2026.

VITANOVA LIFE SCIENCES CORPORATION

By:	/s/ Rose Kelly
Rose Kelly, Chief Executive Officer, President and Director

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rose Kelly	Chief Executive Officer, President and Director	July 29, 2026
Rose Kelly	(Principal Executive Officer)

/s/ Steve Niu	Chief Financial Officer and Director	July 29, 2026
Steve Niu	(Principal Financial and Accounting Officer)

