Form 10-Q
period 2026-07-31
VitaNova Life Sciences Corp
filed 2026-09-14
CIK 1699709

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

The number of shares of the issuer’s common stock issued and outstanding was 8,337,454, as of September 14, 2026.

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

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026

ASSETS
Current assets:
Cash	$1,604,182	$1,597,217
Accounts receivable, net	316,871	726,743
Inventories	301,294	105,613
Other current assets	950	950
Total current assets	2,223,297	2,430,523

Noncurrent assets:
Deferred tax assets	16,038	16,038
Total noncurrent assets	16,038	16,038

TOTAL ASSETS	$2,239,335	$2,446,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,805	$208,813
Accrued expenses and other current liabilities	79,903	78,959
Income tax payable	108,948	108,009
Total current liabilities	311,656	395,781

TOTAL LIABILITIES	311,656	395,781

Commitments and Contingencies

Shareholders’ equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, including 3,000,000 shares of Series A Preferred Stock designated; nil shares issued and outstanding	–	–
Common Stock, $0.001 par value; 200,000,000 shares authorized; 8,337,454 shares issued and outstanding	8,337	8,337
Additional paid-in capital	1,029,646	1,029,646
Shares to be issued	182,400	182,400
Retained earnings	707,296	830,397

Total Shareholders’ Equity	1,927,679	2,050,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239,335	$2,446,561

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	Three Months ended July 31,
	2026	2025

Revenue, net	$321,576	$103,899

Cost of revenue	(291,055)	(35,118)

Gross profit	30,521	68,781

Operating expenses
Personnel and benefit costs	(37,852)	(34,928)
General and administrative expenses	(114,831)	(66,293)
Total operating expenses	(152,683)	(101,221)

Income from operations	(122,162)	(32,440)

Income tax expense	(939)	(13,861)

Net income (loss)	$(123,101)	$(46,301)

Net income (loss) per share - basic	$(0.01)	$(0.01)
Weighted average number of shares outstanding - basic	8,337,454	8,337,454

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	Preferred Stock		Common Stock		Additional paid in	Shares to be	Retained	Total shareholders’
	Shares	Amount	Shares	Amount	capital	issued	earnings	equity
Balance as of May 1, 2026	–	$–	8,337,454	$8,337	$1,029,646	$182,400	$830,397	$2,050,780

Net loss for the period	–	–	–	–	–	–	(123,101)	(123,101)

Balance as of July 31, 2026	–	$–	8,337,454	$8,337	$1,029,646	$182,400	$707,296	$1,927,679

Balance as of May 1, 2025	–	$–	8,337,454	$8,337	$1,029,646	$3,000	$867,701	$1,908,684

Net loss for the period	–	–	–	–	–	–	(46,301)	(46,301)

Balance as of July 31, 2025	–	$–	8,337,454	$8,337	$1,029,646	$3,000	$821,400	$1,862,383

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	Three Months ended July 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(123,101)	$(46,301)
Changes in operating assets and liabilities:
Accounts receivable	409,872	252,669
Prepayment	–	(10,083)
Inventories	(195,681)	35,118
Accounts payable	(86,008)	7,366
Accrued expenses and other current liabilities	944	406
Deferred revenue	–	10,775
Income tax payable	939	13,861
Net cash provided by operating activities	6,965	263,811

Net change in cash	6,965	263,811

Cash, beginning of period	1,597,217	782,810

Cash, end of period	$1,604,182	$1,046,621
	–
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

VITANOVA LIFE SCIENCES CORPORATION AND SUBSIDIARIES

(Formerly Yijia Group Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 17, 2026, the Company established World Q Corporation (“WQC”) as a wholly owned subsidiary incorporated in Nevada. WQC was established with the purpose of marketing and supplying raw materials used in dietary supplement products. WQC had not commenced operations as of the date of this report date.

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest Held

NutriPeak Trading Corporation (“NTC”)	State of Nevada, United States of America, Corporation	Marketing and supplying dietary supplement products	100%
VitaNova Global Foods Corporation (“VGFC”)	State of Nevada, United States of America, Corporation	Marketing and supplying healthy food products	100%
World Q Corporation (“WQC”)	State of Nevada, United States of America, Corporation	Marketing and supplying raw materials for dietary supplement products	100%

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

In the opinion of management, the condensed balance sheet as of April 30, 2026 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2027 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2026, filed with the SEC on July 29, 2026.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Credit Losses

On May 1, 2024, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments(ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, creditworthiness of customers and debtors, current economic conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. There was no material transition adjustment upon adoption of CECL. The Company’s accounts receivables, advance to vendors and other current assets in the balance sheet are within the scope of Accounting Standards Codification (“ASC”) Topic 326.

Accounts Receivable, Net

Accounts receivable arises from the sale of products on trade credit terms and are presented net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of outstanding accounts receivable, including consideration of historical collection experience, current economic conditions, and specific customer circumstances. The Company periodically evaluates the collectability of its accounts receivable and records an allowance when credit losses are expected. All provisions for the allowance for credit losses are included as a component of general and administrative expenses in the accompanying consolidated statements of income. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. Additionally, the Company ships products only when collection of payment is considered probable. At July 31, 2026 and April 30, 2026, the allowance for credit losses was $61,366 and $61,366, respectively.

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

Inventories are written down to estimated net realizable value, which could be impacted by certain factors including historical usage, expected demand, anticipated sales price, new product development schedules, product obsolescence, and other factors. The Company continuously evaluates the recoverability of the Company’s inventories, and inventory provisions are recorded in the consolidated statements of operations and comprehensive income. The Company did not record write-down of potentially obsolete or slow-moving inventories or lower of cost or market adjustment for the three months ended July 31, 2026 and 2025.

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

Currently, the Company operates in two business segments sale-distribution of dietary supplement and wholesale and trading of food products segment.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

		For the Three Months ended July 31,
Type of products or services	Timing of revenue recognition	2026	2025

Other	Services transferred over time	$–	$4,225
Sales of dietary supplement	Goods transferred at a point in time	87,000	99,674
Sales of food products	Goods transferred at a point in time	234,576	–
TOTAL		$321,576	$103,899

Cost of Revenues

Cost of revenues, which are directly attributable to the sale of dietary supplement products and healthy food products, primarily consists of purchase costs of merchandise and food.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2026 and 2025. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Earnings per Share (EPS)

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three months ended July 31, 2026 and 2025, the Company had no dilutive shares.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company recently adopted the amendments effective May 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

	Three Months ended July 31, 2026
	Healthy Food Products	Dietary Supplement	Total
Revenue from external customers:
Sale of dietary supplement products	$–	$87,000	$87,000
Sale of healthy food products	234,576	–	234,576
Total revenue	234,576	87,000	321,576

Cost of revenue:
Sale of dietary supplement products	–	(63,180)	(63,180)
Sale of healthy food products	(227,875)	–	(227,875)
Total cost of revenue	(227,875)	(63,180)	(291,055)

Gross profit	6,701	23,820	30,521

Operating Expenses
Personal and benefit costs	(20,883)	(16,969)	(37,852)
General and administrative	(78,884)	(35,947)	(114,831)
Total operating expenses	(99,767)	(52,916)	(152,683)

Segment income (loss)	$(93,066)	$(29,096)	$(122,162)

	Three Months ended July 31, 2025
	Dietary Supplement	Other	Total
Revenue from external customers:
Consulting service income	$–	$4,225	$4,225
Sale of dietary supplement products	99,674	–	99,674
Total revenue	99,674	4,225	103,899

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(35,118)	–	(35,118)
Total cost of revenue	(35,118)	–	(35,118)

Gross profit	64,556	4,225	68,781

Operating Expenses
Personal and benefit costs	(11,740)	(23,188)	(34,928)
General and administrative	(2,414)	(63,879)	(66,293)
Total operating expenses	(14,154)	(87,067)	(101,221)

Segment income (loss)	$50,402	$(82,842)	$(32,440)

All of the Company’s revenue were generated in the USA during the three months ended July 31, 2026 and 2025.

NOTE 4 — ACCOUNTS RECEIVABLE NET

	July 31, 2026	April 30, 2026

Accounts receivable	$378,237	$788,109
Less: allowance for expected credit losses	(61,366)	(61,366)
	$316,871	$726,743

For the three months ended July 31, 2026 and April 30, 2026, there were $61,366 and $61,366 allowance of expected credit losses was recorded by the Company.

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

NOTE 5 — INVENTORIES

Inventories comprised of the following:

	July 31, 2026	April 30, 2026

Finished goods	$301,294	$105,613

For the three months ended July 31, 2026 and April 30, 2026, no allowance for obsolete inventories was recorded by the Company.

NOTE 6－ INCOME TAX

The Company and its subsidiaries are subject to 21% federal corporate income tax rate in US and 6.5% New York state corporate income tax rate. There is no state income tax for Nevada state.

The income tax provision for the three months ended July 31, 2026 and 2025, consists of the following:

	Three Months ended July 31,
	2026	2025

Federal
Current	$–	$10,585
Deferred	–	–

State
Current	939	3,276
Deferred	–	–

Income tax provision	$939	$13,861

As of July 31, 2026 and April 30, 2026, the Company’s net deferred tax assets are as follows:

	As of July 31, 2026	As of April 30, 2026

Deferred tax assets:
Net operating loss	$25,310	$–
Bad debt expense	16,038	16,038
Total deferred tax assets	41,348	16,038

Less: valuation allowance	(25,310)	–
Deferred tax assets, net	$16,038	$16,038

The valuation allowance for deferred tax assets as of July 31, 2026 and April 30, 2026 was $25,310 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2026.

A reconciliation of the consolidated federal and state statutory income tax rate to the Company’s effective tax rate as a percentage of income before income taxes for the three months ended July 31, 2026 and 2025, consists of the following:

	Three Months ended July 31,
	2026			2025
Statutory federal income tax rate	$(25,654)	(21.0%	)	$(6,812)	(21.0%	)
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	610	0.5%		–	–
Deferred tax asset	–	–		17,388	53.6%
Change in valuation allowance	25,310	20.7%		(17,388)	(53.6%	)
Permanent difference	673	0.6%		–	–
Adjustment to current year taxes	–	–		20,673	63.7%
Effective income tax rate	$939	0.8%		$13,861	42.7%

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which 3,000,000 shares of preferred stock have been designated as “Series A Preferred Stock.” Each share of Series A Preferred Stock shall entitle the holder to cast 20 votes, which votes shall be identical in all respects to, and counted on the same bases as, votes of shares of common stock and included in the totals for the common stock. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into one share of common stock. The holders of Series A Preferred Stock shall not be entitled to receive dividends of any kind or be entitled to any liquidation preference. As of July 31, 2026 and April 30, 2026, no preferred stock has been issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share, As of July 31, 2026 and April 30, 2026, 8,337,454 common stocks are issued and outstanding.

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

As of July 31, 2026, the Company had 20,000 shares to be issued to its CFO and 130,000 shares to be issued to its CEO.

NOTE 8 — RELATED PARTY BALANCES AND TRANSACTIONS

Nature of relationships with related parties

Name of related party	Relationship with the Company
Rose Kelly (“Ms. Kelly”)	Chief Executive Officer and Director of the Company
Robert M. Kelly (Mr. Robert”)	Family member of Ms. Kelly
Steve Niu (“Mr. Niu”)	Chief Financial Officer of the Company
Lawrence Yan (“Mr. Yan”)	Chief Executive Officer of NTC

On January 8, 2024, the Company granted 1,667 common stocks issuable per month in total of 20,000 common stocks to the Chief Financial Officer - Steve Niu, at fair value of $0.15 per share, subject to vesting conditions in completion of one year of service. For the three months ended July 31, 2026 and 2025, the Company recognized share-based compensation in the amount of $nil and $nil, respectively. As of July 31, 2026 and April 30, 2026, the Company’s common stock issuable under share-based compensation totaling $3,000 for 20,000 shares.

During the three months ended July 31, 2026 and 2025, Mr. Robert received compensation of $1,772 and nil for his service.

During the three months ended July 31, 2026 and 2025, Ms. Kelly received compensation of $4,000 and nil for her service.

During the three months ended July 31, 2026 and 2025, Mr. Niu received compensation of nil and $3,000 for his service.

During the three months ended July 31, 2026 and 2025, Mr. Yan received compensation of $5,343 and nil for his service.

NOTE 9 — CONCENTRATIONS OF RISK

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash. As of July 31, 2026 and April 30, 2026, $416,095 and $627,192 of the Company’s cash held by financial institutions were uninsured, respectively.

(b)	Major customers

For the three months ended July 31, 2026 and 2025, the individual customers who accounted for 10% of the Company’s revenue and its outstanding accounts receivable balance at period-end date:

	For the Three Months ended July 31, 2026			As of July 31, 2026
	Revenues	Percentage of revenues		Accounts receivable
Customer D	$128,300	40%		$–
Customer E	87,000	27%		–
Customer F	76,300	24%		–
TOTAL	$291,600	91%	Total	$–

	For the Three Months ended July 31, 2025			As of July 31, 2025
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$45,000	43%		$–
Customer B	35,630	34%		–
Customer C	19,043	18%		–
TOTAL	$99,673	95%	Total	$–

(b)	Major vendors

For the three months ended July 31, 2026 and 2025, the following vendors accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balance at period-end date:

	For the Year ended July 31, 2026		As of July 31, 2026
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$364,000	75%	$–
Vendor B	122,736	25%	23,993
TOTAL	$486,736	100%	$23,993

For the three months ended July 31, 2025, there is no single vendor who accounted for more than 10% of the Company’s purchases.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

As of July 31, 2026, the Company has no commitments or contingencies.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2026, up to the date that the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Corporate Overview

VitaNova Life Sciences Corporation (“the Company”) was incorporated on January 25, 2017 under the laws of the State of Nevada, United States of America, formerly known as Soldino Group Corp. On October 7, 2025, the Company proposed to change the name of the Company to VitaNova Life Sciences Corporation (the “Name Change”), and the Name Change was effectuated on January 9, 2026. In connection with the Name Change, the ticker symbol of the Company’s common stock changed to “VNOV.” On January 27, 2026, the Company’s 1-for-3 reverse stock split of its common stock became effective, pursuant to which each holder of common stock received one share for every three shares held.

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

On June 17, 2026, the Company established World Q Corporation (“WQC”) as a wholly owned subsidiary incorporated in Nevada. WQC was established with the purpose of marketing and supplying raw materials used in dietary supplement products. WQC did not have any operations yet as of this report date.

The Company mainly provides dietary supplement and healthy food products to domestic and international customers.

Results of Operations

We currently supply dietary supplement and food products to domestic and international customers.

The following table sets forth certain operational data for the three months ended July 31, 2026 and 2025:

	For the Three Months ended July 31,
	2026	2025
Revenues	$321,576	$103,899
Cost of revenue	(291,055)	(35,118)
Gross profit	30,521	68,781
Total operating expenses	(152,683)	(101,221)
Loss from operations	(122,162)	(32,440)
Total other income (expense)	–	–
Loss before income tax	(122,162)	(32,440)
Income tax expenses	(939)	(13,861)
Net loss	$(123,101)	$(46,301)

Revenue

We generated revenues of $321,576 and $103,899 for the three months ended July 31, 2026 and 2025, respectively. Our major customers are located in the United States of America. Our revenue significantly increased by $217,677, or 210% due to the fast growth of our new healthy food products line.

During the three months ended July 31, 2026 and 2025, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments: sale and distribution of dietary supplement and wholesale and trading of food products segment.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months ended July 31, 2026
	Healthy Food Products	Dietary Supplement	Total
Revenue from external customers:
Sale of dietary supplement products	$–	$87,000	$87,000
Sale of healthy food products	234,576	–	234,576
Total revenue	234,576	87,000	321,576

Cost of revenue:
Sale of dietary supplement products	–	(63,180)	(63,180)
Sale of healthy food products	(227,875)	–	(227,875)
Total cost of revenue	(227,875)	(63,180)	(291,055)

Gross profit	6,701	23,820	30,521

Operating Expenses
Personal and benefit costs	(20,883)	(16,969)	(37,852)
General and administrative	(78,884)	(35,947)	(114,831)
Total operating expenses	(99,767)	(52,916)	(152,683)

Segment loss	$(93,066)	$(29,096)	$(122,162)

	For the Three Months ended July 31, 2025
	Dietary Supplement Segment	Other	Total
Revenue from external customers:
Consulting service income	$–	$4,225	$4,225
Sale of dietary supplement products	99,674	–	99,674
Total revenue	99,674	4,225	103,899

Cost of revenue:
Consulting service income	–	–	–
Sale of dietary supplement products	(35,118)	–	(35,118)
Total cost of revenue	(35,118)	–	(35,118)

Gross profit	64,556	4,225	68,781

Operating expenses:
Personal and benefit costs	(11,740)	(23,188)	(34,928)
General and administrative	(2,414)	(63,879)	(66,293)
Total operating expenses	(14,154)	(87,067)	(101,221)

Segment income (loss)	$50,402	$(82,842)	$(32,440)

All of the Company’s revenue were generated in the USA during the three months ended July 31, 2026 and 2025.

During the three months ended July 31, 2026 and 2025, the following customers accounted for 10% or more of our total net revenues:

	For the Three Months ended July 31, 2026		As of July 31, 2026
	Revenues	Percentage of revenues	Accounts receivable
Customer D	$128,300	40%	$–
Customer E	87,000	27%	–
Customer F	76,300	24%	–
TOTAL	$291,600	91%	$–

	Three months ended July 31, 2025		As of July 31, 2025
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$45,000	43%	$–
Customer B	35,630	34%	–
Customer C	19,043	18%	–
Total	$99,673	95%	$–

Cost of revenue

Cost of revenue as a percentage of net revenue was approximately 91% and 34% for the three months ended July 31, 2026 and 2025, respectively. Cost of revenue increased by $255,937, or 729% is attributable to the business growth of healthy food product line.

During the three months ended July 31, 2026 and 2025, the following vendors accounted for 10% or more of our purchases:

	For the Year ended April 30, 2026		As of April 30, 2026
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$364,000	75%	$–
Vendor B	122,736	25%	23,993
TOTAL	$486,736	100%	$23,993

For the three months ended July 31, 2025, there is no single vendor who accounted for more than 10% of the Company’s purchases.

Gross profit

For the three months ended July 31, 2026 and 2025, gross profit was $30,521 and $68,781, respectively, and the gross profit margin was 9% and 66%, respectively. Gross profit decreased by $38,260, or 56% is primarily attributable to the decrease in sales of dietary supplement products which normally have higher profit margin. During the three months ended July 31, 2026, our new product line of food products like olive juice, white sesame oil, aloe vera drink, etc., the profit margin for food products was lower, approximately at 3% due to our effort of marketing and promoting our new products by providing lower selling price to attract customers.

Personnel and benefit costs

We incurred personnel and benefit costs of $37,852 and $34,928 for the three months ended July 31, 2026 and 2025, respectively. Personnel and benefit costs increased by $2,924, or 8%, which was at a relatively stable level of personnel and benefit costs during the period.

General and administrative expenses

We incurred general and administrative expenses of $114,831 and $66,293 for the three months ended July 31, 2026 and 2025, respectively. General and administrative expenses increased by $48,538, or 73% for the three months ended July 31, 2026, compared to the same periods in 2025, is primarily attributable to the increase in the legal and professional fees.

Net loss

As a result of the factors described above, we reported a net loss of $123,101 and $46,301 for the three months ended July 31, 2026 and 2025, respectively.

Liquidity and capital resources

On July 31, 2026, we had total current assets of $2,223,297, which consisted primarily of $1,604,182 in cash, $316,871 in accounts receivable, $301,294 in inventories and $950 in other current assets. We had total current liabilities of $311,656, which consisted of $122,805 in accounts payable, $79,903 in accrued expenses and other current liabilities and $108,948 in income tax payable.

On April 30, 2026, we had total current assets of $2,430,523, which consisted primarily of $1,597,217 in cash, $726,743 in accounts receivable, $105,613 in inventories and $950 in other current assets. We had total current liabilities of $395,781, which consisted of $208,813 in accounts payable, $78,959 in accrued expenses and other current liabilities and $108,009 in income tax payable.

In assessing our liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements primarily by cash flow from operations. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, and other operating expenses. Management has considered the historical experience, the economy, trends in the industry, the expected collectability of our accounts receivable and the realization of the inventories as of July 31, 2026 and April 30, 2026. We believe that our current cash and cash flows provided by operating activities will be sufficient to meet our working capital needs for our existing business in the next 12 months from the date of the issuance date of the financial statements. We may also seek additional financing, to the extent needed, and there can be no assurance that such financing will be available on favorable terms, or at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	For the Three Months ended July 31,
	2026	2025
Net cash provided by operating activities	$6,965	$263,811

Operating Activities

For the three months ended July 31, 2026, net cash provided by operating activities was $6,965, which consisted primarily of a net loss of $123,101, decrease in outstanding accounts receivable of $409,872, increase in accrued expenses and other current liabilities of $944, and increase in income tax payable of $939. The amounts were partially offset by increase in inventories of $195,681 and decrease in outstanding accounts payable of $86,008.

For the three months ended July 31, 2025, net cash provided by operating activities was $263,811, which consisted primarily of a net loss of $46,301, decrease in outstanding accounts receivable of $252,669, decrease in inventories of $35,118, increase in deferred revenue of $10,775, increase in other current liabilities of $406, increase in accounts payable and accrued expenses of $7,366 and increase in income tax payable of $13,861. The amounts were partially offset by increase in prepayment of $10,083.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of July 31, 2026.

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

We have also identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe the following accounting policies are critical in the preparation of our financial statements.

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

Credit Losses

On May 1, 2024, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments(ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, creditworthiness of customers and debtors, current economic conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. There was no material transition adjustment upon adoption of CECL. The Company’s accounts receivables, advance to vendors and other current assets in the balance sheet are within the scope of Accounting Standards Codification (“ASC”) Topic 326.

Accounts Receivable, Net

Accounts receivable arises from the sale of products on trade credit terms and are presented net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of outstanding accounts receivable, including consideration of historical collection experience, current economic conditions, and specific customer circumstances. The Company periodically evaluates the collectability of its accounts receivable and records an allowance when credit losses are expected. All provisions for the allowance for credit losses are included as a component of general and administrative expenses in the accompanying consolidated statements of income. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. Additionally, the Company ships products only when collection of payment is considered probable. At July 31, 2026 and April 30, 2026, the allowance for credit losses was $61,366 and $61,366, respectively.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company recently adopted the amendments effective May 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities; and

2.	Insufficient qualified accounting personnel and resources possessing the requisite knowledge of U.S. GAAP for daily accounting operations, payroll administration, and financial reporting.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2026.

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

To address these material weaknesses, management has initiated steps to strengthen oversight and financial reporting processes, including evaluating the appointment of additional directors with appropriate financial expertise, and engaging or hiring additional qualified accounting personnel. We expect that once these measures are fully implemented and operating for a sufficient period, we will remediate the identified weaknesses.

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

During the quarter ended July 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2026.

VitaNova Life Sciences Corporation

By:	/s/ Rose Kelly
Rose Kelly, Chief Executive Officer

By:	/s/ Steve Niu
Steve Niu, Chief Financial Officer

